Form 10-Q
period 2020-06-30
CIIG Merger Corp.
filed 2020-08-14
CIK 1789760

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

As of August 14, 2020, there were 25,875,000 shares of Class A common stock and 6,468,750 shares of Class B common stock of the registrant issued and outstanding.

CIIG MERGER CORP.

Quarterly Report on Form 10-Q

i

PART 1 – FINANCIAL INFORMATION

ITEM 1. CONDENSED FINANCIAL STATEMENTS

CIIG MERGER CORP.

CONDENSED BALANCE SHEETS

	June 30, 2020	December 31, 2019
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$1,110,948	$1,586,330
Prepaid expenses	149,771	—
Total Current Assets	1,260,719	1,586,330

Cash and marketable securities held in Trust Account	259,805,075	258,890,370
Total Assets	$261,065,794	$260,476,700

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$95,440	$90,753
Accrued offering costs	—	40,000
Income tax payable	205,353	17,500
Total Current Liabilities	300,793	148,253

Deferred underwriting fee payable	9,056,250	9,056,250
Total Liabilities	9,357,043	9,204,503

Commitments

Common stock subject to possible redemption, 24,597,437 and 24,620,955 shares at redemption value at June 30, 2020 and December 31, 2019, respectively	246,708,744	246,272,190

Stockholders’ Equity
Preferred stock, $0.0001 par value; 1,000,000 shares authorized, none issued and outstanding	—	—
Class A common stock, $0.0001 par value; 100,000,000 shares authorized; 1,277,563 and 1,254,045 shares issued and outstanding (excluding 24,597,437 and 24,620,955 shares subject to possible redemption) at June 30, 2020 and December 31, 2019, respectively	128	125
Class B common stock, $0.0001 par value; 10,000,000 shares authorized; 6,468,750 shares issued and outstanding at June 30, 2020 and December 31, 2019	647	647
Additional paid-in capital	4,531,587	4,968,144
Retained earnings	467,645	31,091
Total Stockholders’ Equity	5,000,007	5,000,007
Total Liabilities and Stockholders’ Equity	$261,065,794	$260,476,700

The accompanying notes are an integral part of the unaudited condensed financial statements.

CIIG MERGER CORP.,

CONDENSED STATEMENT OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,	Six Months Ended June 30,
	2020	2020
Operating expenses	$160,695	$370,129
Loss from operations	(160,695)	(370,129)

Other income:
Interest earned on marketable securities held in Trust Account	111,951	994,536

(Loss) income before provision for income taxes	(48,744)	624,407
Provision for income taxes	(13,010)	(187,853)
Net (loss) income	$(61,754)	$436,554

Weighted average shares outstanding of Class A redeemable common stock	25,875,000	25,875,000
Basic and diluted net income per common share, Class A	$0.00	$0.03

Weighted average shares outstanding of Class B non-redeemable common stock	6,468,750	6,468,750
Basic and diluted net loss per common share, Class B	$(0.02)	$(0.04)

The accompanying notes are an integral part of the unaudited condensed financial statements.

CIIG MERGER CORP.

CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

THREE AND SIX MONTHS ENDED JUNE 30, 2020

(Unaudited)

	Class A		Class B		Additional		Total
	Common Stock		Common Stock		Paid-in	Retained	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	Equity
Balance – January 1, 2020	1,254,045	$125	6,468,750	$647	$4,968,144	$31,091	$5,000,007

Change in value of common stock subject to possible redemption	12,720	2	—	—	(498,314)	—	(498,312)

Net income	—	—	—	—	—	498,308	498,308

Balance – March 31, 2020	1,266765	127	6,468,750	647	4,469,830	529,399	5,000,003

Change in value of common stock subject to possible redemption	10,798	1	—	—	61,757	—	61,758

Net loss	—	—	—	—	—	(61,754)	(61,754)

Balance – June 30, 2020	1,277,563	$128	6,468,750	$647	$4,531,587	$467,645	$5,000,007

The accompanying notes are an integral part of the unaudited condensed financial statements.

CIIG MERGER CORP.

CONDENSED STATEMENT OF CASH FLOWS

SIX MONTHS ENDED JUNE 30, 2020

(Unaudited)

Cash Flows from Operating Activities:
Net income	$436,554
Adjustments to reconcile net income to net cash and cash equivalents used in operating activities:
Interest earned on marketable securities held in Trust Account	(994,536)
Changes in operating assets and liabilities:
Prepaid expenses	(149,771)
Accounts payable and accrued expenses	4,687
Income taxes payable	187,853
Net cash and cash equivalents used in operating activities	(515,213)

Cash Flows from Investing Activities:
Cash withdrawn from Trust Account to pay franchise taxes	79,831
Net cash and cash equivalents provided by investing activities	79,831

Cash Flows from Financing Activities:
Payment of offering costs	(40,000)
Net cash and cash equivalents used in financing activities	(40,000)

Net Change in Cash and Cash Equivalents	(475,382)
Cash and Cash Equivalents – Beginning	1,586,330
Cash and Cash Equivalents – Ending	$1,110,948

Non-cash investing and financing activities:
Change in value of common stock subject to possible redemption	$436,554

The accompanying notes are an integral part of the unaudited condensed financial statements.

CIIG MERGER CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2020

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

As of June 30, 2020, the Company had not commenced any operations. All activity through June 30, 2020 relates to the Company’s formation, the initial public offering (“Initial Public Offering”), which is described below, and identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

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

Transaction costs amounted to $14,711,394, consisting of $5,175,000 of underwriting fees, $9,056,250 of deferred underwriting fees and $480,144 of other offering costs. In addition, as of June 30, 2020, cash of $1,110,948 was held outside of the Trust Account (as defined below) and is available for working capital purposes.

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

JUNE 30, 2020

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

JUNE 30, 2020

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 as filed with the SEC on March 27, 2020, which contains the audited financial statements and notes thereto. The financial information as of December 31, 2019 is derived from the audited financial statements presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019. The interim results for the three and six months ended June 30, 2020 are not necessarily indicative of the results to be expected for the year ending December 31, 2020 or for any future interim periods.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. At June 30, 2020 cash equivalents, consisting of money market funds, amounted to $1,098,203. The Company did not have any cash equivalents as of December 31, 2019.

CIIG MERGER CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2020

(Unaudited)

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

Income Taxes

The Company complies with the accounting and reporting requirements of ASC Topic 740 “Income Taxes,” which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. As of June 30, 2020 and December 31, 2019, the Company had a deferred tax asset of approximately $64,000 and $7,000, respectively, which had a full valuation allowance recorded against it of approximately $64,000 and $7,000, respectively.

The Company’s currently taxable income primarily consists of interest income on the Trust Account. The Company’s general and administrative costs are generally considered start-up costs and are not currently deductible. During the three and six months ended June 30, 2020, the Company recorded income tax expense of approximately $13,000 and $188,000, respectively, primarily related to interest income earned on the Trust Account. The Company’s effective tax rate for the three and six months ended June 30, 2020 was approximately 27% and 30%, respectively, which differs from the expected income tax rate due to the start-up costs (discussed above) which are not currently deductible.

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2020 and December 31, 2019. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

The Company’s statement of operations includes a presentation of income per share for common shares subject to possible redemption in a manner similar to the two-class method of income per share. Net income per common share, basic and diluted, for Class A redeemable common stock is calculated by dividing the interest income earned on the Trust Account (net of applicable franchise and income taxes of approximately $63,000 and $288,000 during the three and six months ended June 30, 2020, respectively), by the weighted average number of Class A redeemable common stock outstanding since original issuance. Net income per common share, basic and diluted, for Class B non-redeemable common stock is calculated by dividing the net income, less income attributable to Class A redeemable common stock, by the weighted average number of Class B non-redeemable common stock outstanding for the period. Class B non-redeemable common stock includes the Founder Shares as these shares do not have any redemption features and do not participate in the income earned on the Trust Account.

CIIG MERGER CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2020

(Unaudited)

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of cash accounts in a financial institution, which, at times may exceed the Federal depository insurance coverage of $250,000. At June 30, 2020 and December 31, 2019, the Company had not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Fair Value of Financial instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement,” approximates the carrying amounts represented in the accompanying condensed balance sheets, primarily due to their short-term nature.

Recently Issued Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s condensed financial statements.

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

CIIG MERGER CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2020

(Unaudited)

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

Administrative Support Agreement

The Company entered into an agreement, commencing on December 13, 2019 through the earlier of the Company’s consummation of a Business Combination and its liquidation, to pay an affiliate of the Sponsor a total of $10,000 per month for office space, utilities and secretarial and administrative support. For the three and six months ended June 30, 2020, the Company incurred $30,000 and $60,000, respectively, in fees for these services, of which $5,806 are included in accounts payable and accrued expenses in the accompanying condensed balance sheets as of June 30, 2020 and December 31, 2019.

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

CIIG MERGER CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2020

(Unaudited)

NOTE 7. STOCKHOLDERS’ EQUITY

Preferred Stock—The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At June 30, 2020 and December 31, 2019, there were no shares of preferred stock issued or outstanding.

Class A Common Stock—The Company is authorized to issue 100,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. At June 30, 2020 and December 31, 2019, there were 1,277,563 and 1,254,045 shares of Class A common stock issued or outstanding, excluding 24,597,437 and 24,620,955 shares of Class A common stock subject to possible redemption, respectively.

Class B Common Stock—The Company is authorized to issue 10,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of Class B common stock are entitled to one vote for each share. At June 30, 2020 and December 31, 2019, there were 6,468,750 shares of Class B common stock issued and outstanding.

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

CIIG MERGER CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2020

(Unaudited)

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

CIIG MERGER CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2020

(Unaudited)

At June 30, 2020, assets held in the Trust Account were comprised of $6,119 in cash and $259,798,956 in U.S. Treasury Bills. At December 31, 2019, assets held in the Trust Account were comprised of $388 in cash and $258,889,982 in U.S. Treasury Bills. During the six months ended June 30, 2020, the Company withdrew $79,831 of interest earned on the Trust Account to pay for its franchise taxes.

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

The gross holding losses and fair value of held-to-maturity securities at June 30, 2020 and December 31, 2019 are as follows:

	Held-To-Maturity	Amortized Cost	Gross Holding (Loss) Gains	Fair Value
June 30, 2020	U.S. Treasury Securities (Mature on 8/20/2020)	$259,798,956	$(6,727)	$259,792,229
December 31, 2019	U.S. Treasury Securities (Matured on 3/19/2020)	$258,889,982	$29,633	$258,919,615

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from September 19, 2019 (inception) through June 30, 2020 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held after the Initial Public Offering. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended June 30, 2020, we had a net loss of $61,754, which consists of operating costs of $160,695 and a provision for income taxes of $13,010, offset by interest income on marketable securities held in the Trust Account of $111,951.

For the six months ended June 30, 2020, we had net income of $436,554, which consists of interest income on marketable securities held in the Trust Account of $994,536, offset by operating costs of $370,129 and a provision for income taxes of $187,853.

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

As of June 30, 2020, we had marketable securities held in the Trust Account of $259,805,075 (including approximately $1,055,000 of interest income) consisting of U.S. treasury bills with a maturity of 180 days or less. Interest income on the balance in the Trust Account may be used by us to pay taxes. During the six months ended June 30, 2020, we withdrew $79,831 of interest earned on the Trust Account to pay for our franchise taxes.

For the six months ended June 30, 2020, cash used in operating activities was $515,213. Net income of $436,554 was offset by interest earned on marketable securities held in the Trust Account of $994,536. Changes in operating assets and liabilities provided $42,769 of cash from operating activities.

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

As of June 30, 2020, we had cash of $1,110,948 outside of the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

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

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of June 30, 2020. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our condensed financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of June 30, 2020, we were not subject to any market or interest rate risk. Following the consummation of our Initial Public Offering, the net proceeds received into the Trust Account, have been invested in U.S. government treasury bills, notes or bonds with a maturity of 180 days or less or in certain money market funds that invest solely in US treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Principal Financial Officer, to allow timely decisions regarding required disclosure.

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Principal Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2020. Based upon their evaluation, our Chief Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective.

Changes in Internal Control Over Financial Reporting

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 1A. RISK FACTORS.

Factors that could cause our actual results to differ materially from those in this report include the risk factors described in our Annual Report on Form 10-K for the year ended December 31, 2019 filed with the SEC on March 27, 2020. As of the date of this Report, other than as described below, there have been no material changes to the risk factors disclosed in our Annual Report filed with the SEC.

The securities in which we invest the funds held in the Trust Account could bear a negative rate of interest, which could reduce the value of the assets held in trust such that the per-share redemption amount received by public stockholders may be less than $10.00 per share.

The proceeds held in the Trust Account are invested only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act, which invest only in direct U.S. government treasury obligations. While short-term U.S. government treasury obligations currently yield a positive rate of interest, they have briefly yielded negative interest rates in recent years. Central banks in Europe and Japan pursued interest rates below zero in recent years, and the Open Market Committee of the Federal Reserve has not ruled out the possibility that it may in the future adopt similar policies in the United States. In the event that we are unable to complete our initial business combination or make certain amendments to our Amended and Restated Certificate of Incorporation, our public stockholders are entitled to receive their pro-rata share of the proceeds held in the Trust Account, plus any interest income not released to us, net of taxes payable. Negative interest rates could impact the per-share redemption amount that may be received by public stockholders.

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

None.

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

CIIG MERGER CORP.

Date: August 14, 2020		/s/ F. Peter Cuneo
	Name:	F. Peter Cuneo
	Title:	Chief Executive Officer and Chairman
(Principal Executive Officer)

Date: August 14, 2020		/s/ Gavin Cuneo
	Name:	Gavin Cuneo
	Title:	Chief Operating Officer and Director
(Principal Financial and Accounting Officer)