Form 10-Q
period 2020-09-30
CIIG Merger Corp.
filed 2020-11-09
CIK 1789760

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

As of November 9, 2020, there were 25,875,000 shares of Class A common stock and 6,468,750 shares of Class B common stock of the registrant issued and outstanding.

CIIG MERGER CORP.

Quarterly Report on Form 10-Q

i

PART 1 – FINANCIAL INFORMATION

ITEM 1. CONDENSED FINANCIAL STATEMENTS

CIIG MERGER CORP.

CONDENSED BALANCE SHEETS

	September 30, 2020	December 31, 2019
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$1,013,724	$1,586,330
Prepaid expenses	109,918	—
Total Current Assets	1,123,642	1,586,330

Cash and marketable securities held in Trust Account	259,870,000	258,890,370
Total Assets	$260,993,642	$260,476,700

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$143,004	$90,753
Accrued offering costs	—	40,000
Income tax payable	208,487	17,500
Total Current Liabilities	351,491	148,253

Deferred underwriting fee payable	9,056,250	9,056,250
Total Liabilities	9,407,741	9,204,503

Commitments

Common stock subject to possible redemption, 24,579,337 and 24,620,955 shares at redemption value at September 30, 2020 and December 31, 2019, respectively	246,585,900	246,272,190

Stockholders’ Equity
Preferred stock, $0.0001 par value; 1,000,000 shares authorized, none issued and outstanding	—	—
Class A common stock, $0.0001 par value; 100,000,000 shares authorized; 1,295,663 and 1,254,045 shares issued and outstanding (excluding 24,579,337 and 24,620,955 shares subject to possible redemption) at September 30, 2020 and December 31, 2019, respectively	130	125
Class B common stock, $0.0001 par value; 10,000,000 shares authorized; 6,468,750 shares issued and outstanding at September 30, 2020 and December 31, 2019	647	647
Additional paid-in capital	4,654,429	4,968,144
Retained earnings	344,795	31,091
Total Stockholders’ Equity	5,000,001	5,000,007
Total Liabilities and Stockholders’ Equity	$260,993,642	$260,476,700

The accompanying notes are an integral part of the unaudited condensed financial statements.

CIIG MERGER CORP.,

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,	Nine Months Ended September 30,	For the Period from September 19, 2019 (Inception) Through September 30,
	2020	2020	2019
Operating expenses	$184,640	$554,769	$1,000
Loss from operations	(184,640)	(554,769)	(1,000)

Other income:
Interest earned on marketable securities held in Trust Account	64,924	1,059,460	—

(Loss) income before provision for income taxes	(119,716)	504,691	(1,000)
Provision for income taxes	(3,134)	(190,987)	—
Net (loss) income	$(122,850)	$313,704	$(1,000)

Weighted average shares outstanding of Class A redeemable common stock	25,875,000	25,875,000	—
Basic and diluted net income per common share, Class A	$0.00	$0.03	$—

Weighted average shares outstanding of Class B non-redeemable common stock	6,468,750	6,468,750	5,625,000
Basic and diluted net loss per common share, Class B	$(0.02)	$(0.06)	$(0.00)

The accompanying notes are an integral part of the unaudited condensed financial statements.

CIIG MERGER CORP.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2020

	Class A		Class B		Additional		Total
	Common Stock		Common Stock		Paid-in	Retained	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	Equity
Balance – January 1, 2020	1,254,045	$125	6,468,750	$647	$4,968,144	$31,091	$5,000,007

Change in value of common stock subject to possible redemption	12,720	2	—	—	(498,314)	—	(498,312)

Net income	—	—	—	—	—	498,308	498,308

Balance – March 31, 2020	1,266765	127	6,468,750	647	4,469,830	529,399	5,000,003

Change in value of common stock subject to possible redemption	10,798	1	—	—	61,757	—	61,758

Net loss	—	—	—	—	—	(61,754)	(61,754)

Balance – June 30, 2020	1,277,563	128	6,468,750	647	4,531,587	467,645	5,000,007

Change in value of common stock subject to possible redemption	18,100	2	—	—	122,842	—	122,844

Net loss	—	—	—	—	—	(122,850)	(122,850)

Balance – September 30, 2020	1,295,663	$130	6,468,750	$647	$4,654,429	$344,795	$5,000,001

FOR THE PERIOD FROM SEPTEMBER 19, 2019 (INCEPTION) THROUGH SEPTEMBER 30, 2019

	Class A		Class B		Additional		Total
	Common Stock		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance – September 19, 2019 (inception)	—	$—	—	$—	$—	$—	$—

Common stock issued to Sponsor	—	—	6,468,750	647	24,353	—	25,000

Net loss	—	—	—	—	—	(1,000)	(1,000)

Balance – September 30, 2019	—	$—	6,468,750	$647	$24,353	$(1,000)	$24,000

The accompanying notes are an integral part of the unaudited condensed financial statements.

CIIG MERGER CORP.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,	For the Period from September 19, 2019 (Inception) Through September 30,
	2020	2019
Cash Flows from Operating Activities:
Net income (loss)	$313,704	$(1,000)
Adjustments to reconcile net income (loss) to net cash and cash equivalents used in operating activities:
Interest earned on marketable securities held in Trust Account	(1,059,460)	—
Changes in operating assets and liabilities:
Prepaid expenses	(109,918)	—
Accounts payable and accrued expenses	52,251	1,000
Income taxes payable	190,987	—
Net cash and cash equivalents used in operating activities	(612,436)	—

Cash Flows from Investing Activities:
Cash withdrawn from Trust Account to pay franchise taxes	79,830	—
Net cash and cash equivalents provided by investing activities	79,830	—

Cash Flows from Financing Activities:
Payment of offering costs	(40,000)	—
Net cash and cash equivalents used in financing activities	(40,000)	—

Net Change in Cash and Cash Equivalents	(572,606)	—
Cash and Cash Equivalents – Beginning	1,586,330	—
Cash and Cash Equivalents – Ending	$1,013,724	$—

Non-cash investing and financing activities:
Change in value of common stock subject to possible redemption	$313,710	$—
Offering costs included in accrued offering costs	$—	$5,000
Payment of offering costs through promissory notes - related party	$—	$25,000

The accompanying notes are an integral part of the unaudited condensed financial statements.

CIIG MERGER CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

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

As of September 30, 2020, the Company had not commenced any operations. All activity through September 30, 2020 relates to the Company’s formation, the initial public offering (“Initial Public Offering”), which is described below, and identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

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

Transaction costs amounted to $14,711,394, consisting of $5,175,000 of underwriting fees, $9,056,250 of deferred underwriting fees and $480,144 of other offering costs. In addition, as of September 30, 2020, cash of $1,013,724 was held outside of the Trust Account (as defined below) and is available for working capital purposes.

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

SEPTEMBER 30, 2020

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

SEPTEMBER 30, 2020

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 as filed with the SEC on March 27, 2020, which contains the audited financial statements and notes thereto. The financial information as of December 31, 2019 is derived from the audited financial statements presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019. The interim results for the three and nine months ended September 30, 2020 are not necessarily indicative of the results to be expected for the year ending December 31, 2020 or for any future interim periods.

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

CIIG MERGER CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

(Unaudited)

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. At September 30, 2020 cash equivalents, consisting of money market funds, amounted to $1,007,329. The Company did not have any cash equivalents as of December 31, 2019.

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

Income Taxes

The Company complies with the accounting and reporting requirements of ASC Topic 740 “Income Taxes,” which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. As of September 30, 2020 and December 31, 2019, the Company had a deferred tax asset of approximately $92,000 and $7,000, respectively, which had a full valuation allowance recorded against it of approximately $92,000 and $7,000, respectively.

The Company’s currently taxable income primarily consists of interest income on the Trust Account. The Company’s general and administrative costs are generally considered start-up costs and are not currently deductible. During the three and nine months ended September 30, 2020, the Company recorded income tax benefit of approximately $3,000 and $191,000, respectively, primarily related to interest income earned on the Trust Account. The Company’s effective tax rate for the three and nine months ended September 30, 2020 was approximately (3%) and 38%, respectively, which differs from the expected income tax rate due to the start-up costs (discussed above) which are not currently deductible.

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2020 and December 31, 2019. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Net Income (Loss) Per Common Share

Net income (loss) per common share is computed by dividing net income by the weighted average number of common shares outstanding for the period. The Company has not considered the effect of warrants sold in the Initial Public Offering and private placement to purchase 20,112,500 shares of Class A common stock in the calculation of diluted income per share, since the exercise of the warrants are contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive.

CIIG MERGER CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

(Unaudited)

The Company’s statement of operations includes a presentation of income per share for common shares subject to possible redemption in a manner similar to the two-class method of income per share. Net income per common share, basic and diluted, for Class A redeemable common stock is calculated by dividing the interest income earned on the Trust Account (net of applicable franchise and income taxes of approximately $53,000 and $341,000 during the three and nine months ended September 30, 2020, respectively), by the weighted average number of Class A redeemable common stock outstanding since original issuance. Net income per common share, basic and diluted, for Class B non-redeemable common stock is calculated by dividing the net income, less income attributable to Class A redeemable common stock, by the weighted average number of Class B non-redeemable common stock outstanding for the period. Class B non-redeemable common stock includes the Founder Shares as these shares do not have any redemption features and do not participate in the income earned on the Trust Account.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of cash accounts in a financial institution, which, at times may exceed the Federal depository insurance coverage of $250,000. At September 30, 2020 and December 31, 2019, the Company had not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

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

CIIG MERGER CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

(Unaudited)

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

Administrative Support Agreement

The Company entered into an agreement, commencing on December 13, 2019 through the earlier of the Company’s consummation of a Business Combination and its liquidation, to pay an affiliate of the Sponsor a total of $10,000 per month for office space, utilities and secretarial and administrative support. For the three and nine months ended September 30, 2020, the Company incurred $30,000 and $90,000, respectively, in fees for these services, of which $5,806 are included in accounts payable and accrued expenses in the accompanying condensed balance sheets as of September 30, 2020 and December 31, 2019.

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

NOTE 6. COMMITMENTS AND CONTINGENCIES

Risks and Uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of these financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

CIIG MERGER CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

(Unaudited)

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

NOTE 7. STOCKHOLDERS’ EQUITY

Preferred Stock—The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At September 30, 2020 and December 31, 2019, there were no shares of preferred stock issued or outstanding.

Class A Common Stock—The Company is authorized to issue 100,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. At September 30, 2020 and December 31, 2019, there were 1,295,337 and 1,254,045 shares of Class A common stock issued or outstanding, excluding 24,579,337 and 24,620,955 shares of Class A common stock subject to possible redemption, respectively.

Class B Common Stock—The Company is authorized to issue 10,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of Class B common stock are entitled to one vote for each share. At September 30, 2020 and December 31, 2019, there were 6,468,750 shares of Class B common stock issued and outstanding.

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

CIIG MERGER CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

(Unaudited)

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

CIIG MERGER CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

(Unaudited)

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

At September 30, 2020, assets held in the Trust Account were comprised of $342 in cash and $259,869,657 in U.S. Treasury Bills. At December 31, 2019, assets held in the Trust Account were comprised of $388 in cash and $258,889,982 in U.S. Treasury Bills. During the nine months ended September 30, 2020, the Company withdrew $79,830 of interest earned on the Trust Account to pay for its franchise taxes.

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

The gross holding losses and fair value of held-to-maturity securities at September 30, 2020 and December 31, 2019 are as follows:

	Held-To-Maturity	Amortized Cost	Gross Holding (Loss) Gains	Fair Value
September 30, 2020	U.S. Treasury Securities (Mature on 11/19/2020)	$259,869,657	$(845)	$259,868,812
December 31, 2019	U.S. Treasury Securities (Matured on 3/19/2020)	$258,889,982	$29,633	$258,919,615

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from September 19, 2019 (inception) through September 30, 2020 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held after the Initial Public Offering. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended September 30, 2020, we had a net loss of $122,850, which consists of operating costs of $184,640 and a provision for income taxes of $3,134, offset by interest income on marketable securities held in the Trust Account of $64,924.

For the nine months ended September 30, 2020, we had net income of $313,704, which consists of interest income on marketable securities held in the Trust Account of $1,059,460, offset by operating costs of $554,769 and provision for income taxes $190,987.

For the period from September 19, 2019 (inception) through September 30, 2019, we had a net loss of $1,000, which consists of formation costs.

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

As of September 30, 2020, we had marketable securities held in the Trust Account of $259,870,000 (including approximately $1,120,000 of interest income) consisting of U.S. treasury bills with a maturity of 180 days or less. Interest income on the balance in the Trust Account may be used by us to pay taxes. During the nine months ended September 30, 2020, we withdrew $79,830 of interest earned on the Trust Account to pay for our franchise taxes.

For the nine months ended September 30, 2020, cash used in operating activities of $612,436 was offset by interest earned on marketable securities held in the Trust Account of $1,059,460, yielding net income of $313,704

We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less income taxes payable and deferred underwriting commissions), to complete a Business Combination. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete a Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of September 30, 2020, we had cash of $1,013,724 outside of the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

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

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of September 30, 2020. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of September 30, 2020, we were not subject to any market or interest rate risk. Following the consummation of our Initial Public Offering, the net proceeds received into the Trust Account, have been invested in U.S. government treasury bills, notes or bonds with a maturity of 180 days or less or in certain money market funds that invest solely in US treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Principal Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2020. Based upon their evaluation, our Chief Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective.

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

In December 2019, a novel strain of coronavirus was reported to have surfaced in Wuhan, China, which has and is continuing to spread throughout other parts of the world, including the United States. On January 30, 2020, the World Health Organization declared the outbreak of the coronavirus disease (COVID-19) a “Public Health Emergency of International Concern.” On January 31, 2020, U.S. Health and Human Services Secretary Alex M. Azar II declared a public health emergency for the United States to aid the U.S. healthcare community in responding to COVID-19, and on March 11, 2020 the World Health Organization characterized the outbreak as a “pandemic.” COVID-19 has resulted in a widespread health crisis that has adversely affected the economies and financial markets worldwide. The business of any potential target business with which we consummate a business combination could be materially and adversely affected. Furthermore, we may be unable to complete a business combination if continued concerns relating to COVID-19 restrict travel, limit the ability to have meetings with potential investors or the target company’s personnel, vendors and services providers are unavailable to negotiate and consummate a transaction in a timely manner. The extent to which COVID-19 impacts our search for a business combination will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of COVID-19 and the actions to contain COVID-19 or treat its impact, among others. If the disruptions posed by COVID-19 or other matters of global concern continue for an extended period of time, our ability to consummate a business combination, or the operations of a target business with which we ultimately consummate a business combination, may be materially adversely affected. In addition, our ability to consummate a transaction may be dependent on the ability to raise equity or debt financing which may be impacted by COVID-19 and other events, including as a result of increased market volatility, decreased market liquidity in third-party financing being unavailable on terms acceptable to us or at all.

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

CIIG MERGER CORP.

Date: November 9, 2020		/s/ F. Peter Cuneo
	Name:	F. Peter Cuneo
	Title:	Chief Executive Officer and Chairman
(Principal Executive Officer)

Date: November 9, 2020		/s/ Gavin Cuneo
	Name:	Gavin Cuneo
	Title:	Chief Operating Officer and Director
(Principal Financial and Accounting Officer)