Form 10-K
period 2020-12-31
CIIG Merger Corp.
filed 2021-02-12
CIK 1789760

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

Registrant’s telephone number, including area code: (212) 796-4796

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

Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐  No ☒

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
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☒  No ☐

The aggregate market value of the Class A common stock outstanding, other than shares held by persons who may be deemed affiliates of the registrant, computed by reference to the closing sales price for the Class A common stock on June 30, 2020, as reported on the Nasdaq Capital Market, was approximately $256,162,500.

As of February 12, 2021, there were 25,875,000 shares of Class A common stock and 6,468,750 shares of Class B common stock of the registrant issued and outstanding.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report, including, without limitation, statements under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements can be identified by the use of forward-looking terminology, including the words “believes,” “estimates,” “anticipates,” “expects,” “intends,” “plans,” “may,” “will,” “potential,” “projects,” “predicts,” “continue,” or “should,” or, in each case, their negative or other variations or comparable terminology. There can be no assurance that actual results will not materially differ from expectations. Such statements include, but are not limited to, any statements relating to our ability to consummate any acquisition or other business combination and any other statements that are not statements of current or historical facts. These statements are based on management’s current expectations, but actual results may differ materially due to various factors, including, but not limited to:

➤	our ability to select an appropriate target business or businesses in the TMT (as defined below) industries;

➤	our ability to complete our initial business combination (as defined below), including the Arrival Business Combination (as defined below);

➤	our expectations around the performance of the prospective target business or businesses;

➤	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;

➤	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination, as a result of which they would then receive expense reimbursements;

➤	our potential ability to obtain additional financing to complete our initial business combination;

➤	our pool of prospective target businesses in the TMT industries;

➤	risks associated with acquiring an operating company or business in the TMT industries;

➤	the ability of our officers and directors to generate a number of potential acquisition opportunities;

➤	our public securities’ potential liquidity and trading;

➤	the lack of a market for our securities;

➤	the use of proceeds not held in the trust account or available to us from interest income on the trust account balance;

➤	the trust account not being subject to claims of third parties; or

➤	our financial performance following this offering.

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

Unless otherwise stated in this report, or the context otherwise requires, references to:

●	“Affiliated Joint Acquisition” are to an acquisition opportunity jointly with members of our management team (or their affiliates);

●	“anchor investors” are to the direct anchor investors and the indirect anchor investors, collectively;

●	“Arrival” are to Arrival S.à r.l., a limited liability company (société à responsabilité limitée) governed by the laws of the Grand Duchy of Luxembourg;

●	“Arrival Business Combination” are to the transactions contemplated by the Business Combination Agreement (as defined below).

●	“Arrival Registration Statement” are to the Form F-4 filed with the SEC (as defined below) by Holdco (as defined below) on December 15, 2020, as amended;

●	“Barclays” are to Barclays Capital Inc., joint representative of the underwriters in our initial public offering (as defined below);

●	“Board of Directors” or “Board” are to the board of directors of the Company;

●	“Business Combination Agreement” are to the business combination agreement, dated as of November 18, 2020, as it may be amended, by and among the Company, Arrival, Holdco (as defined below), and the other parties thereto;

●	“common stock” are to our Class A common stock and our Class B common stock, collectively;

●	“Continental” are to Continental Stock Transfer & Trust Company, trustee of our trust account (as defined below and warrant agent of our public warrants (as defined below);

●	“DGCL” are to the Delaware General Corporation Law;

●	“direct anchor investors” are to Blackrock Credit Alpha Master Fund L.P, and HC NCBR Fund, subsidiaries or affiliates of Blackrock, Inc.

●	“Exchange Act” are to the Securities Exchange Act of 1934, as amended;

●	“FINRA” are to the Financial Industry Regulatory Authority;

●	“founder shares” are to shares of our Class B common stock initially purchased by our sponsor in a private placement prior to our initial public offering, and the shares of our Class A common stock issued upon the conversion thereof as described herein;

●	“GAAP” are to the accounting principles generally accepted in the United States of America;

●	“GT” are to Grant Thornton LLP, our independent registered public accounting firm for the fiscal year ending December 31, 2020;

●	“Holdco” are to Arrival Group, a joint stock company (société anonyme) governed by the laws of the Grand Duchy of Luxembourg, a subsidiary of Arrival that will become the holding company of CIIG and Arrival in the Arrival Business Combination;

●	“IFRS” are to the International Financial Reporting Standards, as issued by the International Accounting Standards Board;

●	“indirect anchor investors” are to certain investment funds and accounts managed by Magnetar Financial LLC and certain investment funds and accounts managed by Atalaya Capital Management LP (each of which is a member of the sponsor);

●	“initial business combination” are to a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses;

●	“initial public offering” are to that was consummated by the Company on December 18, 2019;

●	“initial stockholders” are to our sponsor and any other holders of our founder shares (or their permitted transferees);

●	“Investment Company Act” are to the Investment Company Act of 1940, as amended;

●	“JOBS Act” are to the Jumpstart Our Business Startups Act of 2012;

●	“Merger Sub” ARSNL Merger Sub Inc., a Delaware corporation and a direct wholly-owned subsidiary of Holdco;

●	“management” or our “management team” are to our officers and directors;

●	“Nasdaq” are to The Nasdaq Stock Market;

●	“PCOAB” are to the Public Company Accounting Oversight Board (United States);

●	“private placement warrants” are to the warrants issued to our sponsor in a private placement simultaneously with the closing of our initial public offering;

●	“public shares” are to shares of our Class A common stock sold as part of the units (as defined below) in our initial public offering (whether they were purchased in such offering or thereafter in the open market);

●	“public stockholders” are to the holders of our public shares, including our initial stockholders and management team to the extent our initial stockholders and/or members of our management team purchase public shares, provided that each initial stockholder’s and member of our management team’s status as a “public stockholder” shall only exist with respect to such public shares;

●	“placement warrants” are to the 7,175,000 warrant that were sold at a price of $1.00 per placement warrant in a private placement to the sponsor (as defined below) and certain funds and accounts managed by the direct anchor investors.

●	“public warrants” are to our redeemable warrants sold as part of the units in our initial public offering (whether they were purchased in our initial public offering or thereafter in the open market) and to any private placement warrants or warrants issued upon conversion of working capital loans that are sold to third parties that are not initial purchasers or executive officers or directors (or permitted transferees) following the consummation of our initial business combination;

●	“Registration Statement” are to the Form S-1 filed with the SEC on November 22, 2019, as amended;

●	“Report” are to this Annual Report on Form 10-K for the fiscal year ended December 31, 2020;

●	“SEC” are to the U.S. Securities and Exchange Commission;

●	“Securities Act” are to the Securities Act of 1933, as amended;

●	“sponsor” are to CIIG Management LLC, a Delaware limited liability company;

●	“trust account” are to the trust account in which an amount of $258,750,000 ($10.00 per unit) from the net proceeds of the sale of the units in the initial public offering and the sale of the placement warrants was placed following the closing of the initial public offering.

●	“TMT” are to technology, media and telecommunications;

●	“UBS” are to UBS Securities LLC, joint representative of the underwriters in our initial public offering;

●	“units” are to the units sold in our initial public offering, which consist of one public share and one-half of one public warrant;

●	“warrants” are to our redeemable warrants, which includes the public warrants as well as the private placement warrants to the extent they are no longer held by the initial purchasers of the private placement warrants or their permitted transferees; and

●	“we,” “us,” “CIIG” “Company” or “our Company” are to CIIG Merger Corp.

v

RISK FACTORS SUMMARY

The following is a summary of risks, uncertainties and other factors related to our Company. You should carefully consider all of the risk factors presented in “Item 1A. Risk Factors” and all other information contained in this Report including the financial statements.

●	our status as a blank check company with limited operating history and no revenues;

●	our ability to select an appropriate target business or businesses;

●	our ability to complete our initial business combination;

●	our expectations around the performance of a prospective target business or businesses;

●	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;

●	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination;

●	our potential ability to obtain additional financing to complete our initial business combination;

●	our pool of prospective target businesses, including the location and industry of such target businesses;

●	the ability of our officers and directors to generate a number of potential business combination opportunities;

●	the availability to us of funds from interest income on the trust account balance;

●	the trust account not being subject to claims of third parties;

●	our public securities’ potential liquidity and trading; or

●	our financial performance following our initial public offering.

For risks relating to Arrival and the Arrival Business Combination, please see the Arrival Registration Statement.

PART I

Item 1.	Business.

Overview

We are a blank check company incorporated as a Delaware corporation on September 19, 2019 and formed for the purpose of effecting an initial business combination. While we may pursue an initial business combination target in any stage of its corporate evolution or in any industry or sector, we have concentrated our search in the TMT industries. We have generated no operating revenues to date and we will not generate operating revenues until we consummate our initial business combination.

Initial Public Offering

On December 17, 2019, the Company consummated the initial public offering of 25,875,000 units, which includes the full exercise by the underwriters of their over-allotment option in the amount of 3,375,000 units, at $10.00 per unit, generating gross proceeds of $258,750,000.

Simultaneously with the closing of the initial public offering, the Company consummated the sale of 7,175,000 placement warrants at a price of $1.00 per placement warrant in a private placement to the sponsor and certain funds and accounts managed by subsidiaries of the direct anchor investors, generating gross proceeds of $7,175,000.

Following the closing of the initial public offering on December 17, 2019, an amount of $258,750,000 ($10.00 per unit) from the net proceeds of the sale of the units in the initial public offering and the sale of the placement warrants was placed in the trust account.

Our Class A common stock, units and warrants are each traded on Nasdaq under the symbols “CIIC,” “CIICU” and “CIICW,” respectively. Our units began trading on Nasdaq on December 13, 2019 and our Class A common stock and warrants began trading on Nasdaq on February 3. 2020.

Arrival Business Combination

On November 18, 2020, we entered into the Business Combination Agreement, pursuant to which, (i) the existing ordinary and preferred shareholders of Arrival (the “Arrival Shareholders”) have each concurrently entered into separate exchange agreements (the “Exchange Agreements”) to contribute their respective equity interests in Arrival to Holdco in exchange for ordinary shares of Holdco (“Holdco Ordinary Shares”) (the “Exchanges”), which Arrival shares are deemed to have a value of approximately US $5.39 billion (the “Aggregate Exchange Consideration”), and (ii) following the Exchanges, CIIG will merge with and into Merger Sub and all shares of CIIG common stock will be exchanged for Holdco Ordinary Shares (the “Merger”). Upon consummation of the Arrival Business Combination, Arrival and CIIG will become direct wholly-owned subsidiaries of Holdco.

If the parties consummate the Arrival Business Combination: (i) Holdco is expected to issue an aggregate of 606,178,750 Holdco Ordinary Shares upon consummation of the Exchanges and the Merger; (ii) the current holders of CIIG common stock issued and outstanding immediately prior to the effective time of the Merger (other than any redeemed shares) will receive one Holdco Ordinary Share in exchange for each share of CIIG common stock held by them, or an aggregate of 32,343,750 Holdco Ordinary Shares (assuming no shares of CIIG common stock are redeemed); and (iii) each Arrival Shareholder will receive its pro rata portion of Aggregate Exchange Consideration in the form of Holdco Ordinary Shares valued at $10.00 per Holdco Ordinary Share.

In connection with the consummation of the Arrival Business Combination (the “Closing”), Holdco will enter into an Assignment, Assumption and Amendment Agreement with CIIG and Continental to assume CIIG’s obligations under the existing Warrant Agreement, dated December 12, 2019, with respect to CIIG’s public and private warrants.

Concurrently with the execution of the Business Combination Agreement, each Arrival preferred shareholder entered into a Contribution and Exchange Agreement with Arrival and Holdco pursuant to which, among other things, each Arrival preferred shareholder (i) consented to the Arrival Business Combination and, consequently, agreed to contribute its Arrival preferred shares to Holdco in exchange for Holdco Ordinary Shares pursuant to the First Exchange (as defined in the Business Combination Agreement), (ii) agreed not to transfer any of its Arrival preferred shares before the earlier to occur of the First Exchange and the termination of the Business Combination Agreement pursuant to its terms (subject to limited exceptions applying to certain Arrival preferred shareholders) and (iii) agreed not to transfer any of the Holdco Ordinary Shares it receives pursuant to the First Exchange before the earlier to occur of the Second Exchange (as defined in the Business Combination Agreement) and the termination of the Business Combination Agreement pursuant to its terms.

Each Arrival ordinary shareholder entered into a Contribution and Exchange Agreement with Arrival and Holdco pursuant to which, among other things, each Arrival ordinary shareholder (i) consented to the Arrival Business Combination and, consequently, agreed to contribute its Arrival ordinary shares to Holdco in exchange for Holdco Ordinary Shares pursuant to the Second Exchange and (ii) agreed not to transfer any of its Holdco Ordinary Shares before the earlier to occur of the Second Exchange and the termination of the Business Combination Agreement pursuant to its terms.

Further, concurrently with the execution of the Business Combination Agreement, CIIG, the sponsor and certain investors in CIIG (together with the sponsor, the “CIIG Holders”), holding shares of CIIG’s Class B common stock representing approximately 18% of the issued and outstanding shares of CIIG common stock, executed a transaction support agreement with Arrival and Holdco (the “Transaction Support Agreement”), pursuant to which, among other things, such CIIG Holders (i) agreed to vote their shares of CIIG common stock in favor of the Business Combination Agreement, the Arrival Business Combination, and any other matter reasonably necessary to consummate the transactions contemplated by the Business Combination Agreement; (ii) agreed not to transfer or pledge any of their shares (or enter into any arrangement with respect thereto) after the execution of the Business Combination Agreement and prior to the Closing, subject to certain customary conditions and exceptions; and (iii) waived (a) the provisions of CIIG’s amended and restated certificate of incorporation relating to the anti-dilution adjustment applicable in connection with the additional issuance of equity securities in connection with the Arrival Business Combination, (b) their rights to redeem their CIIG class B common stock in connection with the Arrival Business Combination and (c) any rights to convert working capital loans into warrants exercisable for securities of CIIG, Holdco or any of their affiliates or their successors or assigns.

The parties will also enter into a Registration Rights and Lock-up Agreement and Nomination Agreement in connection with the Closing.

In connection with the Arrival Business Combination, CIIG has obtained commitments from institutional investors to purchase 40,000,000 shares of CIIG Class A common stock at a purchase price of $10.00 per share in a private placement, which will be converted into Holdco Ordinary Shares in connection with the Closing (the “PIPE Shares”).

Our Management Team

Each member of our management team brings, on average, 33 years of operating and transactional expertise as well as a broad industry network that encompasses a wide array of subsectors within the TMT industries. Each member of the team has value creation credentials across a variety of sectors and has track records of senior leadership success in diverse organizations and situations. Our management team’s relationships and experience create a powerful foundation that extends globally across various TMT sectors. Our management team has demonstrated its capabilities in providing creative solutions for complex transactions using the complementary skill sets of its members and its multi-disciplinary approach to investment opportunities. Our management team has a long term professional relationship with one another, and is active with deal sourcing, evaluating targets and facilitating transactions. We believe this integrated platform affords our management team the ability to identify sizable investment opportunities ahead of several leading private equity funds, strategic companies and investment bankers.

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

We conduct diligence on targets establishing the intrinsic worth of the business while providing for our ability to effect change to unlock value. While our approach focuses on industries where we have differentiated insights, we can also help businesses implement change through a comprehensive value creation framework. We favor opportunities with strong fundamental platforms that can provide downside protection while our efforts focus on improving the risk-reward investment profile by accelerating the target’s growth initiatives.

To achieve a successful initial business combination, our management team continues to deploy a proactive sourcing strategy and expects to create value in the public markets after the initial combination by serving as active owners/ directors of the acquired business. We believe the combination of our management team’s experience in and ability to maneuver through industry cycles, sub-verticals and across geographies within the TMT sector, proprietary deal flow, and professional relationships will allow us to identify an attractive acquisition target. Then through our operational experience, by working closely with the target business, we will act as a catalyst to enhance its growth potential and value in order to realize an attractive risk-adjusted return to our stockholders.

Acquisition Criteria

We seek to identify companies that have compelling growth potential and a combination of the following characteristics. While we have used these criteria and guidelines in evaluating acquisition opportunities, we may decide to enter into our initial business combination with a target business that only meets some, but not all of these criteria and guidelines. We intend to acquire companies or assets that we believe have the following attributes:

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

These criteria are not intended to be exhaustive. Any evaluation relating to the merits of a particular initial business combination may be based, to the extent relevant, on these general guidelines as well as other considerations, factors and criteria that our management may deem relevant. In the event that we decide to enter into our initial business combination with a target business that only meets some but not all of the above criteria and guidelines, we will disclose that the target business does not meet the above criteria in our stockholder communications related to our initial business combination, which, as discussed in this Report, would be in the form of tender offer documents or proxy solicitation materials that we would file with the SEC.

Initial Business Combination

Nasdaq rules and our amended and restated certificate of incorporation require that our initial business combination must occur with one or more target businesses that together have an aggregate fair market value of at least 80% of the assets held in the trust account (excluding the deferred underwriting commissions and taxes payable on the income earned on the trust account) at the time of the agreement to enter into the initial business combination. If our board is not able to independently determine the fair market value of the target business or businesses, we will obtain an opinion from an independent investment banking firm that is a member of FINRA or an independent accounting firm with respect to the satisfaction of such criteria. Our stockholders may not be provided with a copy of such opinion, nor will they be able to rely on such opinion.

We may, at our option, pursue an Affiliated Joint Acquisition. Any such parties may co-invest with us in the target business at the time of our initial business combination, or we could raise additional proceeds to complete the acquisition by issuing to such parties a class of equity or equity-linked securities. We refer to this potential future issuance, or a similar issuance to other specified purchasers, as a “specified future issuance” throughout this Report.

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

In evaluating a prospective initial business combination, we conduct thorough diligence reviews that encompasses, among other things, meetings with incumbent management and employees, document reviews, inspection of facilities and financial analyses as well as a review of other information that will be made available to us.

We are not prohibited from pursuing an initial business combination with a company that is affiliated with our sponsor, our officers, or our directors, subject to certain approvals and consents. While Arrival is not affiliated with our sponsor, officers or directors, in the event we do not consummate the Arrival Business Combination and seek to complete our initial business combination with a company that is affiliated with our sponsor, officers or directors, we, or a committee of independent directors, will obtain an opinion from an independent investment banking firm which is a member of FINRA or an independent accounting firm that our initial business combination is fair to us from a financial point of view.

Our officers have agreed not to become an officer or director of any other special purpose acquisition company with a class of securities registered under the Exchange Act, until we have entered into a definitive agreement regarding our initial business combination or we have failed to complete our initial business combination by December 17, 2021.

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

We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following December 17, 2024, (b) in which we have total annual gross revenue of at least $1.07 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our Class A common stock that is held by non-affiliates exceeds $700 million as of the prior June 30th, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period.

Financial Position

With funds available for a business combination initially in the amount of $250,808,922 as of December 31, 2020, after payment of $9,056,250 of deferred underwriting fees, in each case before fees and expenses associated with our initial business combination, we offer a target business, such as Arrival, a variety of options such as creating a liquidity event for its owners, providing capital for the potential growth and expansion of its operations or strengthening its balance sheet by reducing its debt or leverage ratio. Because we are able to complete our business combination using our cash, debt or equity securities, or a combination of the foregoing, we have the flexibility to use the most efficient combination that will allow us to tailor the consideration to be paid to the target business to fit its needs and desires. However, we have not taken any steps to secure third party financing and there can be no assurance it will be available to us.

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

For more information regarding the PIPE Shares to be issued in connection with the Arrival Business Combination, please see “Arrival Business Combination” above.

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

We are not prohibited from pursuing an initial business combination with a business combination target that is affiliated with our sponsor, officers or directors or making the acquisition through a joint venture or other form of shared ownership with our sponsor, officers or directors. While Arrival is not affiliated with our sponsor, officers or directors, in the event we do not consummate the Arrival Business Combination and seek to complete our initial business combination with a business combination target that is affiliated with our sponsor, officers or directors, we, or a committee of independent directors, would obtain an opinion from an independent investment banking firm which is a member of FINRA or an independent accounting firm that such an initial business combination is fair to our company from a financial point of view. We are not required to obtain such an opinion in any other context. Additionally, pursuant to Nasdaq rules, any initial business combination must be approved by a majority of our independent directors. If any of our officers or directors becomes aware of a business combination opportunity that falls within the line of business of any entity to which he or she has pre-existing fiduciary or contractual obligations, he or she may be required to present such business combination opportunity to such entity prior to presenting such business combination opportunity to us. Any such entity may co-invest with us in the target business at the time of our initial business combination, or we could raise additional proceeds to complete the acquisition by making a specified future issuance to any such entity.

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

Limited Ability to Evaluate the Target’s Management Team

Although we closely scrutinize the management of a prospective target business, including the management team of Arrival, when evaluating the desirability of effecting our business combination with that business and plan to continue to do so if the Arrival Business Combination is not consummated and we seek other business combination opportunities, our assessment of the target business’ management may not prove to be correct. In addition, the future management may not have the necessary skills, qualifications or abilities to manage a public company. Furthermore, the future role of members of our management team or of our board, if any, in the target business cannot presently be stated with any certainty. While it is possible that one or more of our directors will remain associated in some capacity with us following our business combination, including the Arrival Business Combination in which Mr. Peter Cuneo will serve as Chairman of Holdco post-Closing, it is presently unknown if any of them will devote their full efforts to our affairs subsequent to our business combination. Moreover, we cannot assure you that members of our management team will have significant experience or knowledge relating to the operations of the particular target business. The determination as to whether any members of our board of directors will remain with the combined company will be made at the time of our initial business combination.

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

Stockholders May Not Have the Ability to Approve Our Initial Business Combination

We may conduct redemptions without a stockholder vote pursuant to the tender offer rules of the SEC. However, we will seek stockholder approval if it is required by law or applicable stock exchange rule (as is the case in the Arrival Business Combination), or we may decide to seek stockholder approval for business or other legal reasons. Presented in the table below is a graphic explanation of the types of initial business combinations we may consider and whether stockholder approval is currently required under Delaware law for each such transaction.

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

Redemption Rights for Public Stockholders upon Completion of Our Initial Business Combination

We will provide our public stockholders with the opportunity to redeem all or a portion of their shares of Class A common stock upon the completion of our initial business combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account as of two business days prior to the consummation of the initial business combination including interest earned on the funds held in the trust account and not previously released to us to pay our taxes, divided by the number of then outstanding public shares, subject to the limitations described herein. The amount in the trust account, as of December 31, 2020, was approximately $10.03 per public share. The per-share amount we will distribute to investors who properly redeem their shares will not be reduced by the deferred underwriting commissions we will pay to the underwriters. Our sponsor, officers and directors have entered into a letter agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to any founder shares and any public shares held by them in connection with the completion of our business combination.

Manner of Conducting Redemptions

We will provide our public stockholders with the opportunity to redeem all or a portion of their shares of Class A common stock upon the completion of our initial business combination either (i) in connection with a stockholder meeting called to approve the business combination such as the Arrival Business Combination with Arrival or (ii) by means of a tender offer if the Arrival Business Combination is not consummated. The decision as to whether we will seek stockholder approval of a proposed business combination or conduct a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would require us to seek stockholder approval under the law or stock exchange listing requirement. Asset acquisitions and stock purchases would not typically require stockholder approval while direct mergers with our company where we do not survive and any transactions where we issue more than 20% of our outstanding common stock or seek to amend our amended and restated certificate of incorporation would require stockholder approval. If we structure a business combination transaction with a target company in a manner that requires stockholder approval, we will not have discretion as to whether to seek a stockholder vote to approve the proposed business combination. We intend to conduct redemptions without a stockholder vote pursuant to the tender offer rules of the SEC unless stockholder approval is required by law or stock exchange listing requirements or we choose to seek stockholder approval for business or other legal reasons. So long as we obtain and maintain a listing for our securities on Nasdaq, we will be required to comply with such rules.

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

Our amended and restated certificate of incorporation provides that we will only redeem our public shares so long as (after such redemption) our net tangible assets will be at least $5,000,001 either immediately prior to or upon consummation of our initial business combination and after payment of underwriters’ fees and commissions (so that we are not subject to the SEC’s “penny stock” rules) or any greater net tangible asset or cash requirement which may be contained in the agreement relating to our initial business combination. For example, the proposed business combination may require: (i) cash consideration to be paid to the target or its owners, (ii) cash to be transferred to the target for working capital or other general corporate purposes or (iii) the retention of cash to satisfy other conditions in accordance with the terms of the proposed business combination. In the event the aggregate cash consideration we would be required to pay for all shares of Class A common stock that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed business combination exceed the aggregate amount of cash available to us, we will not complete the business combination or redeem any shares, and all shares of Class A common stock submitted for redemption will be returned to the holders thereof.

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

Tendering Stock Certificates in Connection with a Tender Offer or Redemption Rights

We may require our public stockholders seeking to exercise their redemption rights, whether they are record holders or hold their shares in “street name,” to either tender their certificates to our transfer agent prior to the date set forth in the tender offer documents mailed to such holders, or up to two business days prior to the vote on the proposal to approve the business combination in the event we distribute proxy materials, or to deliver their shares to the transfer agent electronically using The Depository Trust Company’s Deposit/Withdrawal At Custodian System (the “DWAC System”), at the holder’s option. The tender offer or proxy materials, as applicable, that we will furnish to holders of our public shares in connection with our initial business combination will indicate whether we are requiring public stockholders to satisfy such delivery requirements. Accordingly, a public stockholder would have from the time we send out our tender offer materials until the close of the tender offer period, or up to two days prior to the vote on the business combination if we distribute proxy materials, as applicable, to tender its shares if it wishes to seek to exercise its redemption rights. Given the relatively short exercise period, it is advisable for stockholders to use electronic delivery of their public shares.

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

If the Arrival Business Combination is not completed, we may continue to try to complete a business combination with a different target by December 17, 2021.

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

If we do not consummate the Arrival Business Combination or any other initial business combination by the deadline set forth in our amended and restated certificate of incorporation, we expect to use the amounts held outside the trust account ($371,149 as of December 31, 2020) to pay for all costs and expenses associated with implementing our plan of dissolution, as well as payments to any creditors, although we cannot assure you that there will be sufficient funds for such purpose. However, if those funds are not sufficient to cover the costs and expenses associated with implementing our plan of dissolution, to the extent that there is any interest accrued in the trust account not required to pay taxes on interest income earned on the trust account balance, we may request the trustee to release to us an additional amount of up to $100,000 of such accrued interest to pay those costs and expenses.

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

Although we seek to have all vendors, service providers, prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest and claim of any kind in or to any monies held in the trust account for the benefit of our public stockholders, there is no guarantee that they will execute such agreements or even if they execute such agreements that they would be prevented from bringing claims against the trust account including but not limited to fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain an advantage with respect to a claim against our assets, including the funds held in the trust account. If any third party refuses to execute an agreement waiving such claims to the monies held in the trust account, our management will perform an analysis of the alternatives available to it and will only enter into an agreement with a third party that has not executed a waiver if management believes that such third party’s engagement would be significantly more beneficial to us than any alternative. Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver. GT, our independent registered public accounting firm will not execute agreements with us waiving such claims to the monies held in the trust account, nor will the underwriters of our initial public offering.

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

We seek to reduce the possibility that our sponsor will have to indemnify the trust account due to claims of creditors by endeavoring to have all vendors, service providers, prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to monies held in the trust account. Our sponsor will also not be liable as to any claims under our indemnity of the underwriters of our initial public offering against certain liabilities, including liabilities under the Securities Act. We may have access to use the amounts held outside the trust accounts ($371,149 as of December 31, 2020) to pay any such potential claims but these amounts may spent on expenses incurred as a result of being a public company or due diligence expenses on prospective business combination candidates. In the event that we liquidate and it is subsequently determined that the reserve for claims and liabilities is insufficient, stockholders who received funds from our trust account could be liable for claims made by creditors.

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

Facilities

Our executive offices are located at 40 West 57th Street, 29th Floor, New York, New York 10019 and our telephone number is (212) 796-4796. Our executive offices are provided to us by an affiliate of our sponsor. We have agreed to pay an affiliate of our sponsor a total of $10,000 per month for office space, utilities and secretarial and administrative support. We consider our current office space adequate for our current operations.

Employees

We currently have three officers. These individuals are not obligated to devote any specific number of hours to our matters, but they devote as much of their time as they deem necessary to our affairs until we have completed our initial business combination. The amount of time they devote in any time period varies based on the stage of the initial business combination process we are in. We do not intend to have any full-time employees prior to the completion of our initial business combination.

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

We are required to evaluate our internal control procedures for the fiscal year ending December 31, 2020 as required by the Sarbanes-Oxley Act. Only in the event we are deemed to be a large accelerated filer or an accelerated filer will we be required to have our internal control procedures audited. A target company may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

Item 1A.	Risk Factors.

You should carefully consider all of the following risk factors and all other information contained in this Report including the financial statements. If any of the following risks occur, our business, financial condition or results of operations may be materially and adversely affected. In that event, the trading price of our securities could decline, and you could lose all or part of your investment. The risk factors described below are not necessarily exhaustive and you are encouraged to perform your own investigation. For risks relating to Arrival and the Arrival Business Combination, please see the Arrival Registration Statement.

Risks Related to Our Business and Corporate Structure

We are a blank check company with limited operating history and no revenues, and you have little basis on which to evaluate our ability to achieve our business objective.

We are a blank check company with limited operating results. Because we lack a significant operating history, you have little basis upon which to evaluate our ability to achieve our business objective of completing our initial business combination with one or more target businesses. We may be unable to complete our business combination. If we fail to complete our business combination, we will never generate any operating revenues.

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

Risks Related to Our Initial Business Combination

Our search for a business combination, and any target business with which we ultimately consummate a business combination, may be materially adversely affected by the recent coronavirus (“COVID-19”) outbreak.

In December 2019, a novel strain of coronavirus was reported to have surfaced in Wuhan, China, which has and is continuing to spread throughout other parts of the world, including the United States. On January 30, 2020, the World Health Organization declared the outbreak of COVID-19 a “Public Health Emergency of International Concern.” On January 31, 2020, U.S. Health and Human Services Secretary Alex M. Azar II declared a public health emergency for the United States to aid the U.S. healthcare community in responding to COVID-19, and on March 11, 2020 the World Health Organization characterized the outbreak as a “pandemic.” COVID-19 has resulted in a widespread health crisis that has adversely affected the economies and financial markets worldwide. The business of any potential target business with which we consummate a business combination could be materially and adversely affected. Furthermore, we may be unable to complete a business combination if continued concerns relating to COVID-19 restrict travel, limit the ability to have meetings with potential investors or the target company’s personnel, vendors and services providers are unavailable to negotiate and consummate a transaction in a timely manner. The extent to which COVID-19 impacts our search for a business combination will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of COVID-19 and the actions to contain COVID-19 or treat its impact, among others. If the disruptions posed by COVID-19 or other matters of global concern continue for an extended period of time, our ability to consummate a business combination, or the operations of a target business with which we ultimately consummate a business combination, such as the business combination with Arrival, may be materially adversely affected. In addition, our ability to consummate a transaction may be dependent on the ability to raise equity or debt financing which may be impacted by COVID-19 and other events, including as a result of increased market volatility, decreased market liquidity in third-party financing being unavailable on terms acceptable to us or at all.

Our public stockholders may not be afforded an opportunity to vote on our proposed business combination, which means we may complete our initial business combination even if a majority of our public stockholders do not support such a combination.

If the Arrival Business Combination is not consummated and we seek to enter into a business combination with other target companies, we may not hold a stockholder vote to approve our initial business combination unless the initial business combination would require stockholder approval under applicable law or stock exchange listing requirements or if we decide to hold a stockholder vote for business or other legal reasons. Except as required by law, the decision as to whether we will seek stockholder approval of a proposed business combination or will allow stockholders to sell their shares to us in a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors, such as the timing of the transaction and whether the terms of the transaction would otherwise require us to seek stockholder approval. Accordingly, we may complete our initial business combination even if holders of a majority of our public shares do not approve of the initial business combination we complete.

If we seek stockholder approval of our initial business combination, after approval by our board, our sponsor, officers and directors have agreed to vote in favor of such initial business combination, regardless of how our public stockholders vote.

Our sponsor, officers and directors have agreed to vote their founder shares, as well as any public shares purchased our initial public offering, in favor of our initial business combination. As a result, in addition to our founder shares, we would need 10,350,001, or 40.0%, of the 25,875,000 public shares sold in our initial public offering to be voted in favor of a transaction (assuming all outstanding shares are voted) in order to have our initial business combination approved. In addition, as a result of the founder shares and private placement warrants that our anchor investors may hold (directly or indirectly), they may have different interests with respect to a vote on an initial business combination than other public stockholders. Our sponsor owns shares representing 18.0% of our outstanding shares of common stock. Accordingly, if we seek stockholder approval of our initial business combination, after approval by our board, it is more likely that the necessary stockholder approval will be received than would be the case if our sponsor, officers and directors agreed to vote their founder shares in accordance with the majority of the votes cast by our public stockholders.

Your only opportunity to affect the investment decision regarding a potential business combination will be limited to the exercise of your right to redeem your shares from us for cash, unless we seek stockholder approval of the initial business combination.

At the time of your investment in us, you will not be provided with an opportunity to evaluate the specific merits or risks of one or more target businesses. Although we are seeking stockholder approval of the Arrival Business Combination, if such transaction is not consummated and we seek to enter into a business combination with other target companies, our Board of Directors may complete such business combination without seeking stockholder approval, public stockholders may not have the right or opportunity to vote on the initial business combination. Accordingly, if we do not seek stockholder approval, your only opportunity to affect the investment decision regarding a potential business combination may be limited to exercising your redemption rights within the period of time (which will be at least 20 business days) set forth in our tender offer documents to be mailed to our public stockholders in which we describe our initial business combination.

The ability of our public stockholders to redeem their shares for cash may make our financial condition unattractive to potential business combination targets, which may make it difficult for us to enter into a business combination with a target.

We may seek to enter into an initial business combination agreement with a prospective target that requires as a closing condition that we have a minimum net worth or a certain amount of cash. Under those circumstances, if too many public stockholders exercise their redemption rights, we would not be able to meet such closing condition and, as a result, would not be able to proceed with the initial business combination. Furthermore, we will only redeem our public shares so long as (after such redemption) our net tangible assets will be at least $5,000,001 upon consummation of our initial business combination and after payment of underwriters’ fees and commissions (so that we are not subject to the SEC’s “penny stock” rules) or any greater net tangible asset or cash requirement which may be contained in the agreement relating to our initial business combination. Consequently, if accepting all properly submitted redemption requests would cause our net tangible assets to be less than $5,000,001 upon completion of our initial business combination or such greater amount necessary to satisfy a closing condition we would not proceed with such redemption and the related business combination and may instead search for an alternate business combination. Prospective targets will be aware of these risks and, thus, may be reluctant to enter into an initial business combination with us.

The ability of our public stockholders to exercise redemption rights with respect to a large number of our shares may not allow us to complete the most desirable business combination or optimize our capital structure.

At the time we enter into an agreement for our initial business combination (including the Arrival Business Combination), we will not know how many stockholders may exercise their redemption rights, and therefore will need to structure the transaction based on our expectations as to the number of shares that will be submitted for redemption. If our business combination agreement requires us to use a portion of the cash in the trust account to pay the purchase price, or requires us to have a minimum amount of cash at closing, we will need to reserve a portion of the cash in the trust account to meet such requirements, or arrange for third party financing. In addition, if a larger number of shares are submitted for redemption than we initially expected, we may need to restructure the transaction to reserve a greater portion of the cash in the trust account or arrange for third party financing. Raising additional third party financing may involve dilutive equity issuances or the incurrence of indebtedness at higher than desirable levels. The above considerations may limit our ability to complete the most desirable business combination available to us or optimize our capital structure. The amount of the deferred underwriting commissions payable to the underwriters in connection with our initial public offering will not be adjusted for any shares that are redeemed in connection with a business combination. The per-share amount we will distribute to stockholders who properly exercise their redemption rights will not be reduced by the deferred underwriting commission and after such redemptions, the per-share value of shares held by non-redeeming stockholders will reflect our obligation to pay the deferred underwriting commissions.

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

Our amended and restated certificate of incorporation provides that we must complete our initial business combination by December 17, 2021. We may not be able to complete the Arrival Business Combination or find another suitable target business and complete our initial business combination by such date. Our ability to complete our initial business combination may be negatively impacted by general market conditions, volatility in the capital and debt markets and the other risks described herein. If we have not completed our initial business combination by such date, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to us to pay our taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. In such case, our public stockholders may only receive $10.00 per share, or less than such amount in certain circumstances based on the balance of our trust account (as of December 31, 2020), and our warrants will expire worthless.

If we seek stockholder approval of our initial business combination, our sponsor, directors, officers, advisors and their affiliates may elect to purchase shares from public stockholders, which may influence a vote on a proposed business combination and reduce the public “float” of our Class A common stock.

If we seek stockholder approval of our initial business combination (such as the Arrival Business Combination) and we do not conduct redemptions in connection with our business combination pursuant to the tender offer rules, our sponsor, directors, officers, advisors or their affiliates may purchase shares in privately negotiated transactions or in the open market either prior to or following the completion of our initial business combination, although they are under no obligation to do so. Such a purchase may include a contractual acknowledgement that such stockholder, although still the record holder of our shares is no longer the beneficial owner thereof and therefore agrees not to exercise its redemption rights. In the event that our sponsor, directors, officers, advisors or their affiliates purchase shares in privately negotiated transactions from public stockholders who have already elected to exercise their redemption rights, such selling stockholders would be required to revoke their prior elections to redeem their shares. The purpose of such purchases could be to vote such shares in favor of the initial business combination and thereby increase the likelihood of obtaining stockholder approval of the initial business combination, or to satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of our business combination, where it appears that such requirement would otherwise not be met. This may result in the completion of our business combination that may not otherwise have been possible. Any such purchases will be reported pursuant to Section 13 and Section 16 of the Exchange Act to the extent such purchasers are subject to such reporting requirements.

In addition, if such purchases are made, the public “float” of our Class A common stock and the number of beneficial holders of our securities may be reduced, possibly making it difficult to maintain the quotation, listing or trading of our securities on a national securities exchange.

If a public stockholder fails to receive notice of our offer to redeem our public shares in connection with our business combination, or fails to comply with the procedures for tendering its shares, such shares may not be redeemed.

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

As of December 31, 2020, we had $371,149 held outside the trust account to fund our working capital requirements. If we are required to seek additional capital, we would need to borrow funds from our sponsor, management team or other third parties to operate, or we may be forced to liquidate. None of our sponsor, members of our management team nor any of their affiliates is under any obligation to advance funds to us in such circumstances. Any advances would be repaid only from funds held outside the trust account or from funds released to us upon completion of our initial business combination. Up to $1,500,000 of such loans may be convertible into warrants, at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the private placement warrants. We do not expect to seek loans from parties other than our sponsor or an affiliate of our sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account. If we are unable to obtain these loans, we may be unable to complete our initial business combination. If we are unable to complete our initial business combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the trust account. In such case, our public stockholders may only receive approximately $10.00 per share, based on the balance of our trust account (as of December 31, 2020).

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

If the Arrival Business Combination is not consummated, we may seek acquisition opportunities in industries or sectors which may or may not be outside of our management’s area of expertise.

As of the date of this Report, we have considered, and will continue to consider if the Arrival Business Combination is not consummated, a business combination outside of our management’s area of expertise if a business combination candidate is presented to us and we determine that such candidate offers an attractive acquisition opportunity for our company. Although our management will endeavor to evaluate the risks inherent in any particular business combination candidate, we cannot assure you that we will adequately ascertain or assess all the significant risk factors, especially risks in connection with target businesses in industries outside of our management’s area of expertise. We also cannot assure you that an investment in our units will not ultimately prove to be less favorable to investors in our initial public offering than a direct investment, if an opportunity were available, in a business combination candidate.

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

Although we have identified general criteria and guidelines for evaluating prospective target businesses, it is possible that a target business such as Arrival with which we enter into our initial business combination will not have all of these attributes. If we complete our initial business combination with a target that does not meet some or all of these criteria and guidelines, such combination may not be as successful as a combination with a business that does meet all of our general criteria and guidelines. In addition, if we announce a prospective business combination with a target that does not meet our general criteria and guidelines, a greater number of stockholders may exercise their redemption rights, which may make it difficult for us to meet any closing condition with a target business that requires us to have a minimum net worth or a certain amount of cash. In addition, if stockholder approval of the transaction is required by law, or we decide to obtain stockholder approval for business or other legal reasons, it may be more difficult for us to attain stockholder approval of our initial business combination if the target business does not meet our general criteria and guidelines. If we are unable to complete our initial business combination, our public stockholders may receive only approximately $10.00 per share, or less in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless. In certain circumstances, our public stockholders may receive less than $10.00 per share on the redemption of their shares.

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

Our amended and restated certificate of incorporation authorizes the issuance of up to 100,000,000 shares of Class A common stock, par value $0.0001 per share, 10,000,000 shares of Class B common stock, par value $0.0001 per share, and 1,000,000 shares of preferred stock, par value $0.0001 per share. As of December 31, 2020, there were 74,125,000 and 3,531,250 authorized but unissued shares of Class A common stock and Class B common stock, respectively, available for issuance, which amount does not take into account the shares of Class A common stock reserved for issuance upon exercise of any outstanding warrants or the shares of Class A common stock issuable upon conversion of Class B common stock. There are currently no shares of preferred stock issued and outstanding. Shares of Class B common stock are convertible into shares of our Class A common stock initially at a one-for-one ratio but subject to adjustment as set forth herein, including in certain circumstances in which we issue Class A common stock or equity-linked securities related to our initial business combination.

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

Our ability to successfully complete our business combination is dependent upon the efforts of members of our management team. The role of members of our management team in the target business, however, may not presently be ascertained. Although some members of our management team may remain with the target business in senior management positions, directorship or advisory roles following our business combination, it is likely that some or all of the management of the target business will remain in place. While we intend to closely scrutinize any individuals we engage after our initial business combination, we cannot assure you that our assessment of these individuals will prove to be correct. These individuals may be unfamiliar with the requirements of operating a company regulated by the SEC, which could cause us to have to expend time and resources helping them become familiar with such requirements.

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

As of the date of this Report, our sponsor owns 5,821,875 founder shares and subsidiaries of BlackRock, Inc. own an aggregate of 646,875 founder shares. In addition, our sponsor and subsidiary of BlackRock, Inc. own an aggregate of 7,175,000 private placement warrants, each exercisable for one share of our Class A common stock own at $11.50 per share, for a purchase price of approximately $7,175,000, or $1.00 per warrant, that will also be worthless if we do not complete a business combination. Our sponsor, officers and directors have agreed to vote any shares owned by them in favor of any proposed business combination. Our sponsor, officers, directors and the direct anchor investors have agreed not to redeem any founder shares in connection with a stockholder vote to approve a proposed initial business combination. In addition, we may obtain loans from our sponsor, affiliates of our sponsor or an officer or director. The personal and financial interests of our officers and directors may influence their motivation in identifying and selecting a target business combination, completing an initial business combination and influencing the operation of the business following the initial business combination.

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

Because each unit contains one half of one warrant and only a whole warrant may be exercised the units may be worth less than units of other blank check companies. Because, pursuant to the warrant agreement, the warrants may only be exercised for a whole number of shares, only a whole units include one share of common stock and one-half a warrant to purchase one whole share. We established the components of the units in this way in order to reduce the dilutive effect of the warrants upon completion of a business combination since the warrants will be exercisable in the aggregate for one half of the number of shares compared to units that each contain a warrant to purchase one whole share, thus making us, we believe, a more attractive merger partner for target businesses. Nevertheless, this unit structure may cause our units to be worth less than if they included a warrant to purchase one whole share report.

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

The federal proxy rules require that a proxy statement with respect to a vote on a business combination meeting certain financial significance tests include target historical and/or pro forma financial statement disclosure. We will include the same financial statement disclosure in connection with our tender offer documents, whether or not they are required under the tender offer rules. These financial statements may be required to be prepared in accordance with, or be reconciled to, accounting principles generally accepted in the United States of America, or GAAP, or international financial reporting standards as issued by the International Accounting Standards Board, or IFRS, depending on the circumstances and the historical financial statements may be required to be audited in accordance with the standards of the PCAOB. These financial statement requirements may limit the pool of potential target businesses we may acquire because some targets may be unable to provide such financial statements in time for us to disclose such financial statements in accordance with federal proxy rules and complete our initial business combination within the prescribed time frame.

Compliance obligations under the Sarbanes-Oxley Act may make it more difficult for us to complete our initial business combination, require substantial financial and management resources, and increase the time and costs of completing an acquisition.

Section 404 of the Sarbanes-Oxley Act requires that we evaluate and report on our system of internal controls beginning with the Report. Since we are not deemed to be a large accelerated filer or an accelerated filer based on such evaluation, will we not be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. Further, for as long as we remain an emerging growth company, we will not be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. The fact that we are a blank check company makes compliance with the requirements of the Sarbanes-Oxley Act particularly burdensome on us as compared to other public companies because a target company with which we seek to complete our business combination may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of its internal controls. The development of the internal control of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

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

As the number of special purpose acquisition companies evaluating targets increases, attractive targets may become scarcer and there may be more competition for attractive targets. This could increase the cost of our initial business combination and could even result in our inability to find a target or to consummate an initial business combination.

In recent years, the number of special purpose acquisition companies that have been formed has increased substantially. Many potential targets for special purpose acquisition companies have already entered into an initial business combination, and there are still many special purpose acquisition companies seeking targets for their initial business combination, as well as many such companies currently in registration. As a result, at times, fewer attractive targets may be available, and it may require more time, more effort and more resources to identify a suitable target and to consummate an initial business combination.

In addition, because there are more special purpose acquisition companies seeking to enter into an initial business combination with available targets, the competition for available targets with attractive fundamentals or business models may increase, which could cause targets companies to demand improved financial terms. Attractive deals could also become scarcer for other reasons, such as economic or industry sector downturns, geopolitical tensions, or increases in the cost of additional capital needed to close business combinations or operate targets post-business combination. This could increase the cost of, delay or otherwise complicate or frustrate our ability to find and consummate an initial business combination, and may result in our inability to consummate an initial business combination on terms favorable to our investors altogether.

Litigation Relating to the Business Combination

On February 8, 2021, a lawsuit was filed in the Supreme Court of the State of New York by a purported CIIG stockholder in connection with the Arrival Business Combination: Maietta v. CIIG Merger Corp., et al., Index No. 650891/2021 (Sup. Ct. N.Y. Cnty.). The complaint names CIIG, members of the Company’s board of directors, Arrival, Holdco, and Merger Sub as defendants. The complaint alleges breach of fiduciary duty against members of the CIIG board of directors and aiding and abetting the board of directors’ breaches of fiduciary duties against CIIG, Arrival, Holdco, and Merger Sub in connection with the Arrival Business Combination. The complaint alleges that the Arrival Registration Statement omits material information including, among other things, certain financial information, details regarding CIIG's financial advisors, and other information relating to the background of the Arrival Business Combination.

Legal proceedings in connection with the business combination, the outcomes of which are uncertain, could delay or prevent the completion of the business combination.

On February 8, 2021, a lawsuit was filed in the Supreme Court of the State of New York by a purported CIIG stockholder in connection with the Arrival Business Combination: Maietta v. CIIG Merger Corp., et al., Index No. 650891/2021 (Sup. Ct. N.Y. Cnty.). The complaint names CIIG, members of the Company’s board of directors, Arrival, Holdco, and Merger Sub as defendants. The complaint alleges breach of fiduciary duty against members of the CIIG board of directors and aiding and abetting the board of directors’ breaches of fiduciary duties against CIIG, Arrival, Holdco, and Merger Sub in connection with the Arrival Business Combination. The complaint also alleges that the registration statement omits material information concerning the Arrival Business Combination. The complaint generally seeks, among other things, injunctive relief and declaratory relief, rescissory damages, and an award of attorneys’ fees. Additionally, on February 3, 2021, CIIG received a letter from attorneys representing a different purported CIIG stockholder demanding certain corrective disclosures be made in this proxy statement/prospectus. Additional lawsuits may be filed against CIIG or its directors and officers in connection with the Arrival Business Combination. Defending such additional lawsuits could require CIIG to incur significant costs and draw the attention of CIIG’s management team away from the Arrival Business Combination. Further, the defense or settlement of any lawsuit or claim that remains unresolved at the Closing may adversely affect the combined company’s business, financial condition, results of operations and cash flows. Such legal proceedings could delay or prevent the Closing (as defined in the Business Combination Agreement) from occurring within the contemplated timeframe.

Risks Related to Our Trust Account

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

Our placing of funds in the trust account may not protect those funds from third-party claims against us. Although we have sought and will continue to seek to have all vendors, service providers, prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public stockholders, such parties may not execute such agreements, or even if they execute such agreements they may not be prevented from bringing claims against the trust account, including, but not limited to, fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain advantage with respect to a claim against our assets, including the funds held in the trust account. If any third party refuses to execute an agreement waiving such claims to the monies held in the trust account, our management will perform an analysis of the alternatives available to it and will only enter into an agreement with a third party that has not executed a waiver if management believes that such third party’s engagement would be significantly more beneficial to us than any alternative. Making such a request of potential target businesses may make our acquisition proposal less attractive to them and, to the extent prospective target businesses refuse to execute such a waiver, it may limit the field of potential target businesses that we might pursue. GT our independent registered public accounting firm will not execute agreements with us waiving such claims to the monies held in the trust account, nor will the underwriters of our initial public offering.

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

Risks Related to Our Common Stock and the Securities Market

 Nasdaq may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

Our security is currently listed on Nasdaq. However, we cannot assure you that our securities will continue to be listed on Nasdaq in the future or prior to our initial business combination. In order to continue listing our securities on Nasdaq prior to our initial business combination, we must maintain certain financial, distribution and stock price levels. Generally, we must maintain a minimum amount in stockholders’ equity (generally $2,500,000) and a minimum number of holders of our securities (generally 300 round-lot holders with at least 50% of such round lot holders holding securities with a market value of at least $2,500). Additionally, in connection with our initial business combination, we will be required to demonstrate compliance with Nasdaq’s initial listing requirements, which are more rigorous than Nasdaq’s continued listing requirements, in order to continue to maintain the listing of our securities on Nasdaq. For instance, our stock price would generally be required to be at least $4.00 per share, our stockholders’ equity would generally be required to be at least $5.0 million and we would be required to have a minimum of 300 round lot holders (with at least 50% of such round lot holders holding securities with a market value of at least $2,500) of our securities. We cannot assure you that we will be able to meet those initial listing requirements at that time.

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

We have not registered the shares of Class A common stock issuable upon exercise of the warrants under the Securities Act or any state securities laws at this time, and such registration may not be in place when an investor desires to exercise warrants, thus precluding such investor from being able to exercise its warrants except on a cashless basis. If the issuance of the shares upon exercise of warrants is not registered, qualified or exempt from registration or qualification, the holder of such warrant will not be entitled to exercise such warrant and such warrant ma have no value or could potentially cause such warrants to expire worthless.

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

Our initial stockholders own shares representing 20.0% of our issued and outstanding shares of common stock (assuming they do not purchase any units or shares in the open market). Accordingly, they may exert a substantial influence on actions requiring a stockholder vote, potentially in a manner that you do not support, including amendments to our amended and restated certificate of incorporation and approval of major corporate transactions. If our initial stockholders purchase any additional shares of common stock or units in the aftermarket or in privately negotiated transactions, this would increase their control. Factors that would be considered in making such additional purchases would include consideration of the current trading price of our Class A common stock. In addition, our board of directors, whose members were elected by certain of our initial stockholders, is and will be divided into three classes, each of which will generally serve for a term of three years with only one class of directors being elected in each year. As a consequence of our “staggered” board of directors, only a minority of the board of directors will be considered for election at our annual meetings of stockholders prior to the consummation of our initial business combination and our initial stockholders, because of their ownership position, will have considerable influence regarding the outcome. Accordingly, our initial stockholders will continue to exert control at least until the completion of our business combination.

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

General Risk Factors

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

The occurrence of natural disasters may adversely affect our business, financial condition and results of operations following our business combination.

The occurrence of natural disasters, including hurricanes, floods, earthquakes, tornadoes, fires and pandemic disease may adversely affect our business, financial condition or results of operations following our business combination. The potential impact of a natural disaster on our results of operations and financial position is speculative and would depend on numerous factors. The extent and severity of these natural disasters determines their effect on a given economy. Although the long-term effect of diseases such as the COVID-19 “coronavirus,” H5N1 “avian flu,” or H1N1, the “swine flu,” cannot currently be predicted, previous occurrences of avian flu and swine flu had an adverse effect on the economies of those countries in which they were most prevalent. An outbreak of a communicable disease in our market could adversely affect our business, financial condition and results of operations, and timely reporting obligations under Regulation S-X and Regulation S-K following our business combination. We cannot assure you that natural disasters will not occur in the future or that our business, financial condition and results of operations will not be adversely affected.

Cyber incidents or attacks directed at us could result in information theft, data corruption, operational disruption and/or financial loss.

We depend on digital technologies, including information systems, infrastructure and cloud applications and services, including those of third parties with which we may deal. Sophisticated and deliberate attacks on, or security breaches in, our systems or infrastructure, or the systems or infrastructure of third parties or the cloud, could lead to corruption or misappropriation of our assets, proprietary information and sensitive or confidential data. As an early stage company without significant investments in data security protection, we may not be sufficiently protected against such occurrences. We may not have sufficient resources to adequately protect against, or to investigate and remediate any vulnerability to, cyber incidents. It is possible that any of these occurrences, or a combination of them, could have adverse consequences on our business and lead to financial loss.

Item 1B.	Unresolved Staff Comments.

Not applicable.

Item 2.	Properties.

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

From time to time, CIIG may become involved in actions, claims, suits, and other legal proceedings arising in the ordinary course of its business.

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

Holders

On February 12, 2021, there was one holder of record of our units, one holder of record of our Class A common stock, three holders of record of our Class B common stock and four holders of record of our warrants.

Dividends

None.

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

Special Note Regarding Forward-Looking Statements

All statements other than statements of historical fact included in this Report including, without limitation, statements under this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. When used in this Report, words such as “anticipate,” “believe,” “estimate,” “expect,” “intend” and similar expressions, as they relate to us or the Company’s management, identify forward-looking statements. Such forward-looking statements are based on the beliefs of management, as well as assumptions made by, and information currently available to, the Company’s management. Actual results could differ materially from those contemplated by the forward-looking statements as a result of certain factors detailed in our filings with the SEC.

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with our audited financial statements and the notes related thereto which are included in “Item 8. Financial Statements and Supplementary Data” of this Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those set forth above under “Special Note Regarding Forward-Looking Statements,” “Item 1A. Risk Factors” and elsewhere in this Report.

Overview

We are a blank check company formed under the laws of the State of Delaware on September 19, 2019 for the purpose of effecting an initial business combination. We intend to complete our initial business combination using cash from the proceeds of this offering and the private placement of the placement warrants, our capital stock, debt or a combination of cash, stock and debt.

We expect to continue to incur significant costs in the pursuit of our initial business combination plans. We cannot assure you that our plans to raise capital or to complete our initial business combination will be successful.

Recent Developments

On November 18, 2020, the Company, Arrival, Holdco and Merger Sub entered into a Business Combination Agreement, pursuant to which (i) the existing ordinary and preferred shareholders of Arrival has each concurrently entered into separate Exchange Agreements (as defined in the Business Combination Agreement) to contribute their respective equity interests in Arrival to Holdco in exchange for Share Exchanges (as defined in the Business Combination Agreement) and (ii) following the Share Exchanges, we will merge with and into Merger Sub, with us surviving such merger as a direct wholly owned subsidiary of Holdco and all shares of our common stock will be exchanged for Holdco Ordinary Shares as set forth in the Business Combination Agreement. The Company and Arrival will become direct wholly-owned subsidiaries of Holdco (together with the Share Exchange, the Merger and amongst other transactions, the “Transactions”).

The Transactions will be consummated subject to the deliverables and provisions as further described in the Business Combination Agreement.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. All of our activities through December 31, 2020 were organizational activities, those necessary to prepare for the initial public offering, described below, and identifying a target company for an initial business combination. We do not expect to generate any operating revenues until after the completion of our initial business combination. We generate non-operating income in the form of interest income on marketable securities held after the initial public offering. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the year ended December 31, 2020, we had net loss of $5,302,800, which consisted of operating costs of $6,220,070 and a provision for income taxes of $190,423, offset by interest income on marketable securities held in the trust account of $1,107,693.

For the period from September 19, 2019 (inception) through December 31, 2019, we had net income of $31,091, which consisted of interest income on marketable securities held in the trust account of $140,370, offset by operating costs of $91,779 and a provision for income taxes of $17,500.

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

As of December 31, 2020, we had marketable securities held in the trust account of $259,865,172 (including approximately $1,115,000 of interest income) consisting of U.S. treasury bills with a maturity of 180 days or less. Interest income on the balance in the trust account may be used by us to pay taxes. During the year ended December 31, 2020, we withdrew $132,891 of interest earned on the trust account to pay for our franchise and income taxes.

For the year ended December 31, 2020, cash and cash equivalents used in operating activities of $1,308,072 was impacted by interest earned on marketable securities held in the trust account of $1,107,693. Changes in operating assets and liabilities provided $5,102,421 of cash from operating activities.

For the period from September 19, 2019 (inception) through December 31, 2019, cash used in operating activities was $1,026. Net income $31,091 was offset by interest earned on marketable securities held in the trust account of $140,370. Changes in operating assets and liabilities provided $108,253 of cash from operating activities.

We intend to use substantially all of the funds held in the trust account, including any amounts representing interest earned on the trust account (less income taxes payable and deferred underwriting commissions), to complete an initial business combination. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete an initial business combination, the remaining proceeds held in the trust account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of December 31, 2020, we had cash and cash equivalents of $371,149 outside of the trust account. We intend to use the funds held outside the trust account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete an initial business combination.

In order to fund working capital deficiencies or finance transaction costs in connection with an initial business combination, the sponsor, or certain of our officers and directors or their affiliates may, but are not obligated to, loan us funds as may be required. If we complete an initial business combination, we would repay such loaned amounts. In the event that an initial business combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts but no proceeds from our trust account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into warrants identical to the placement warrants, at a price of $1.00 per warrant at the option of the lender.

Liquidity

We will need to raise additional capital through loans or additional investments from our sponsor, stockholders, officers, directors, or third parties. Our officers, directors and sponsor may, but are not obligated to, loan us funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet our working capital needs. Accordingly, we may not be able to obtain additional financing. If we are unable to raise additional capital, we may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. We cannot provide any assurance that new financing will be available to us on commercially acceptable terms, if at all.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of December 31, 2020. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than an agreement to pay an affiliate of the sponsor a monthly fee of $10,000 for office space, utilities and secretarial and administrative support to the Company. We began incurring these fees on December 13, 2019 and will continue to incur these fees monthly until the earlier of the completion of the initial business combination and the Company’s liquidation.

The underwriters are entitled to deferred fee of $0.35 per Unit, or $9,056,250 in the aggregate. The deferred fee will become payable to the underwriters from the amounts held in the trust account solely in the event that we complete an initial business combination, subject to the terms of the underwriting agreement.

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

Class A Common Stock Subject to Possible Redemption

We account for our Class A common stock subject to possible conversion in accordance with the guidance in Accounting Standards Codification Topic 480 “Distinguishing Liabilities from Equity.” Shares of Class A common stock subject to mandatory redemption is classified as a liability instrument and measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. Our common stock features certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity section of our balance sheets.

Net Income Per Common Share

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

Recent Accounting Standards

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our financial statements.

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

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of December 31, 2020, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of December 31, 2020, our disclosure controls and procedures were effective.

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

Management’s Report on Internal Controls over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2020, based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission for newly public companies. Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2020.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

As of the date of this report, our directors and executive officers are as follows:

Name	Age	Position
F. Peter Cuneo	76	Chief Executive Officer and Chairman
Gavin Cuneo	44	Chief Operating Officer and Director
Michael Minnick	54	Chief Investment Officer and Director
David Flowers	66	Director
Kenneth P. West	62	Director
Kristen M. O’Hara	51	Director
Chris Rogers	62	Director

The experience of our directors and executive officers are as follows:

F. Peter Cuneo, has been our Chief Executive Officer and Chairman of our board of directors since inception. Mr. Cuneo has served as Chairman of the Board at Iconix Brand Group (Nasdaq: ICON), a brand management company and owner of a portfolio of global consumer brands, since January 2019. Mr. Cuneo previously served as Executive Chairman of Iconix’s board of directors from January 2018 to May 2018 and from April 2016 through December 2016. From 2015 to 2018, and while not serving as Executive Chairman, Mr. Cuneo served as Chairman of the Board of Iconix. He also served as Interim Chief Executive Officer of Iconix from May to October 2018 and 2015 until 2016. Mr. Cuneo currently serves as Chairman of BeyondView LLC, a digital twin technology company, since 2017 and as a Director on the Board of electroCore, Inc. (Nasdaq: ECOR), since 2020. Mr. Cuneo has also been the Managing Principal of Cuneo & Company, LLC, a private investment and management company, since 2010. He is a recognized leader in corporate value creation and has reshaped the operations of seven distressed companies in the global media and consumer products sectors in the past 35 years. Business Insider called Mr. Cuneo one of the best turnaround CEOs. From 1999 to 2009, Mr. Cuneo was first President and Chief Executive Officer and then Vice Chairman of the Board of Marvel Entertainment Inc. (NYSE:MVL). His tenure ended with Marvel’s more than $4 billion sale to Disney at the end of 2009. From 1993 to 1996, Mr. Cuneo was President and Chief Executive Officer of Remington Products Company. Previously, Mr. Cuneo has also served as President of the Security Hardware Group of the Black & Decker Corporation (NYSE: SWK), President of Bristol-Myers Squibb Co.’s (NYSE: BMY) Pharmaceutical Group in Canada and President of the Clairol Personal Care Division. Mr. Cuneo received his M.B.A. from Harvard Business School and a B.S. from Alfred University. Mr. Cuneo served two tours as a Lieutenant in the U.S. Navy in the Vietnam War. He is Gavin Cuneo’s father. We believe Mr. Cuneo is well qualified to serve as our Chairman due to his deep operating experience, acquired as a member of various public and private boards of directors and over the course of his career operating companies in senior leadership capacity.

Gavin M. Cuneo, has been our Chief Operating Officer and a member of our board of directors since inception. From 2010 to present, Mr. Cuneo has been a partner of Cuneo & Company, a private venture investment company focused on early stage media, entertainment and consumer growth businesses. Mr. Cuneo has served and currently serves on the board of a number of private companies. From 2011 to 2018, Mr. Cuneo was the Chief Operating Officer and Chief Financial Officer of Valiant Entertainment LLC. Cuneo & Company initially capitalized the dormant comic book publisher to relaunch the business as an IP-centric multimedia company. Under this new management, Valiant grew into one of the leading print and digital publishers in comics, established a marquee licensing businesses and built a film and television division including a multi-picture partnership with Sony Pictures. Valiant was sold to DMG Entertainment in 2018. From 2005 to 2009, Mr. Cuneo was an investment banker in the consumer industry coverage group at Bank of America Merrill Lynch and its predecessor Merrill Lynch & Co. where he executed debt and equity financings and advised on mergers and acquisitions for leading companies in the consumer and retail industries. From 1998 to 2004, Mr. Cuneo held a number of positions at U.S. Trust Company (now a division of Bank of America), including as an Assistant Vice President in Equity Research, functioning as an equity analyst and associate portfolio manager, and as an Assistant Vice President of corporate strategy. Mr. Cuneo holds an M.B.A. from Tuck School of Business at Dartmouth, graduated with a B.A. in Economics and Business from Lafayette College and is a Chartered Financial Analyst. He is Peter Cuneo’s son. We believe Mr. Cuneo is well qualified to serve as our Chief Operating Officer due to his diverse career experience as a business operator and investor as well as a financial professional.

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

Kristen M. O’Hara has served as a member of our board of directors since December 2019. Ms. O’Hara is a strategic marketing professional who has worked for several global enterprises in the media industry. Ms. O’Hara, is currently Senior Vice President and Chief Business Officer of Hearst Magazines. Ms. O’Hara served as VP Business Solutions of Snap Inc. (NYSE: SNAP) from September 2018 to October 2018, and prior to that, served as Chief Marketing Officer, Global Media for Time Warner Inc. (now Warner Media, LLC), a position she held since 2011. Earlier executive roles with Time Warner Inc.’s Global Media Group include Senior Vice President and Managing Director, Senior Vice President of Marketing and Client Partnerships, and from 2002 to 2004, Ms. O’Hara was the Vice President of Corporate Marketing and Sales Strategy for the Time Inc. division of Time Warner Inc. From 1993 to 2002, Ms. O’Hara served in several positions at global marketing communications firm Young & Rubicam Inc., driving business development and brand strategy for blue chip advertisers. Ms. O’Hara has been a member of the board of trustees of the Signature Theatre Company since 2012. She was formerly a member of the boards of directors of MDC Partners Inc. (Nasdaq:MDCA) from 2019 to 2020, Iconix Brand Group, Inc. (Nasdaq: ICON) from 2016 to 2018, and the Data & Marketing Association. Ms. O’Hara received a B.A. from the College of the Holy Cross. We believe Ms. O’Hara is well qualified to serve as a director due to her extensive marketing and strategy experience within the technology, media and telecom industry including a high level of expertise in data, social and digital media.

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

Number and Terms of Office of Officers and Directors

Our board of directors consists of seven members. Our board of directors is divided into three classes with only one class of directors being elected in each year and each class (except for those directors appointed prior to our first annual meeting of stockholders) serving a three-year term. The term of office of the first class of directors, consisting of Messrs. West and Rogers, will expire at the 2023 annual meeting of stockholders. The term of office of the second class of directors, consisting of Mr. Flowers and Ms. O’Hara, will expire at the 2021 annual meeting of stockholders. The term of office of the third class of directors, consisting of Messrs. Cuneo, Cuneo and Minnick, will expire at the 2022 annual meeting of stockholders. Subject to any other special rights applicable to the stockholders, any vacancies on our board of directors may be filled by the affirmative vote of a majority of the directors present and voting at the meeting of our board that includes any directors representing our sponsor then on our board.

Our officers are appointed by the board of directors and serve at the discretion of the board of directors, rather than for specific terms of office. Our board of directors is authorized to appoint persons to the offices set forth in our bylaws as it deems appropriate. Our bylaws provide that our officers shall be a Chief Executive Officer, a Chief Financial Officer and a Secretary, and may also consist of a Chairman of the board, Presidents, Vice Presidents, Assistant Secretaries and a Treasurer, and such other offices as may be determined by the board of directors.

Committees of the board of directors

We currently have the following standing committees: the Audit Committee and the Compensation Committee (each as defined below). Subject to phase-in rules and a limited exception, Nasdaq rules and Rule 10A-3 of the Exchange Act require that the audit committee of a listed company be comprised solely of independent directors, and Nasdaq rules require that the compensation committee of a listed company be comprised solely of independent directors. Consequently, both of the standing committees of the board of directors are comprised entirely of independent directors.

Audit Committee

We have established an audit committee of the board of directors (the “Audit Committee”). Messrs. West, Flowers and Rogers serve as members of our Audit Committee. Under the Nasdaq listing standards and applicable SEC rules, we are required to have at least three members of the Audit Committee, all of whom must be independent, subject to certain phase-in provisions. Messrs. West, Flowers and Rogers meet the independent director standard under Nasdaq listing standards and under Rule 10-A-3(b)(1) of the Exchange Act.

Each member of the Audit Committee is financially literate and our board of directors has determined that Mr. Flowers qualifies as an “audit committee financial expert” as defined in applicable SEC rules and has accounting or related financial management expertise.

We have adopted an Audit Committee charter, which details the principal functions of the Audit Committee, including:

➤	assisting board oversight of (1) the integrity of our financial statements, (2) our compliance with legal and regulatory requirements, (3) our independent auditor’s qualifications and independence and (4) the performance of our internal audit function and independent auditors

➤	the appointment, compensation, retention, replacement, and oversight of the work of the independent auditors and any other independent registered public accounting firm engaged by us;

➤	pre-approving all audit and permitted non-audit services to be provided by the independent auditors or any other registered public accounting firm engaged by us, and establishing pre-approval policies and procedures;

➤	reviewing and discussing with the independent auditors all relationships the auditors have with us in order to evaluate their continued independence;

➤	setting clear hiring policies for employees or former employees of the independent auditors;

➤	setting clear policies for audit partner rotation in compliance with applicable laws and regulations;

➤	obtaining and reviewing a report, at least annually, from the independent auditors describing (i) the independent auditor’s internal quality-control procedures and (ii) any material issues raised by the most recent internal quality-control review, or peer review, of the audit firm, or by any inquiry or investigation by governmental or professional authorities within the preceding five years respecting one or more independent audits carried out by the firm and any steps taken to deal with such issues;

➤	meeting to review and discuss our annual audited financial statements and quarterly financial statements with management and the independent auditor, including reviewing our specific disclosures under “Management’s Discussion and Analysis of Financial Condition and Results of Operations”;

➤	reviewing and approving any related party transaction required to be disclosed pursuant to Item 404 of Regulation S-K promulgated by the SEC prior to us entering into such transaction; and

➤	reviewing with management, the independent auditors, and our legal advisors, as appropriate, any legal, regulatory or compliance matters, including any correspondence with regulators or government agencies and any employee complaints or published reports that raise material issues regarding our financial statements or accounting policies and any significant changes in accounting standards or rules promulgated by the Financial Accounting Standards Board, the SEC or other regulatory authorities.

Compensation Committee

We have established a compensation committee of the board of directors (the “Compensation Committee”). Mr. Rogers and Ms. O’Hara serve as members of our Compensation Committee. Under the Nasdaq listing standards and applicable SEC rules, we are required to have at least two members of the Compensation Committee, all of whom must be independent, subject to certain phase-in provisions. Mr. Rogers and Ms. O’Hara meet the independent director standard under Nasdaq listing standards applicable to members of the Compensation Committee.

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

After the completion of our initial business combination, directors or members of our management team who remain with us may be paid consulting, management or other compensation from the combined company. All compensation will be fully disclosed to stockholders, to the extent then known, in the tender offer materials or proxy solicitation materials furnished to our stockholders in connection with a proposed business combination. It is unlikely the amount of such compensation will be known at the time, because the directors of the post-combination business will be responsible for determining executive officer and director compensation. Any compensation to be paid to our officers after the completion of our initial business combination will be determined by a Compensation Committee constituted solely by independent directors.

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

A copy of the Compensation Committee charter is available, free of charge, from the Company by writing to the Company’s Secretary, 40 West 57th Street, 29th Floor, New York, New York 10019.

Director Nominations

We do not have a standing Nominating Committee of the board of directors, though we intend to form a Nominating Committee as and when required to do so by law or Nasdaq rules. In accordance with Rule 5605(e)(2) of the Nasdaq rules, a majority of the independent directors may recommend a director nominee for selection by the board of directors. The board of directors believes that the independent directors can satisfactorily carry out the responsibility of properly selecting or approving director nominees without the formation of a standing Nominating Committee. The directors who will participate in the consideration and recommendation of director nominees are Messrs. Flowers, West and Rogers and Ms. O’Hara. In accordance with Rule 5605(e)(1)(A) of the Nasdaq rules, all such directors are independent. As there is no standing Nominating Committee, we do not have a Nominating Committee charter in place.

There have been no material changes to the procedures by which security holders may recommend nominees to the board of directors. The board of directors will also consider director candidates recommended for nomination by our stockholders during such times as they are seeking proposed nominees to stand for election at the next annual meeting of stockholders (or, if applicable, a special meeting of stockholders). Our stockholders that wish to nominate a director for election to the board should follow the procedures set forth in our bylaws.

We have not formally established any specific, minimum qualifications that must be met or skills that are necessary for directors to possess. In general, in identifying and evaluating nominees for director, the board of directors considers educational background, diversity of professional experience, knowledge of our business, integrity, professional reputation, independence, wisdom, and the ability to represent the best interests of our stockholders.

Code of Ethics

We have adopted a code of ethics applicable to our principal executive directors, officers and employees (the “Code of Ethics”). We have filed a copy of our Code of Ethics and our Audit and Compensation Committee charters as exhibits to our Registration Statement. You are able to review these documents by accessing our public filings at the SEC’s web site at www.sec.gov. In addition, a copy of the Code of Ethics will be provided without charge upon request from us. We intend to disclose any amendments to or waivers of certain provisions of our Code of Ethics in a Current Report on Form 8-K.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires our executive officers, directors and persons who beneficially own more than 10% of a registered class of our equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock and other equity securities. These executive officers, directors, and greater than 10% beneficial owners are required by SEC regulation to furnish us with copies of all Section 16(a) forms filed by such reporting persons. Based solely on our review of such forms furnished to us and written representations from certain reporting persons, we believe that during the year ended December 31, 2020, all reports applicable to our executive officers, directors and greater than 10% beneficial owners were filed in a timely manner in accordance with Section 16(a) of the Exchange Act.

Item 11.	Executive Compensation.

Compensation Discussion and Analysis

None of our officers or directors has received any compensation for services rendered to us. Our sponsor, officers, directors and their respective affiliates may be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our Audit Committee will review on a quarterly basis all payments that were made by us to our sponsor, officers, directors or our or any of their respective affiliates.

After the completion of our initial business combination, directors or members of our management team who remain with us may be paid consulting, management or other compensation from the combined company. All compensation will be fully disclosed to stockholders, to the extent then known, in the tender offer materials or proxy solicitation materials furnished to our stockholders in connection with a proposed business combination. It is unlikely the amount of such compensation will be known at the time, because the directors of the post-combination business will be responsible for determining executive officer and director compensation. Any compensation to be paid to our officers after the completion of our initial business combination will be determined by a compensation committee constituted solely by independent directors.

We are not party to any agreements with our officers and directors that provide for benefits upon termination of employment. The existence or terms of any such employment or consulting arrangements may influence our management’s motivation in identifying or selecting a target business, and we do not believe that the ability of our management to remain with us after the consummation of our initial business combination should be a determining factor in our decision to proceed with any potential business combination.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information regarding the beneficial ownership of our common stock as of February 12, 2021 based on information obtained from the persons named below, with respect to the beneficial ownership of shares of our common stock, by:

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

	Class A Common Stock		Class B Common Stock(1)
Name and Address of Beneficial Owner	Number of Shares Beneficially Owned	% of Class	Number of Shares Beneficially Owned	% of Class
F. Peter Cuneo(2)	—	—	5,821,875	90.0%
Gavin Cuneo(2)	—	—	5,821,875	90.0%
Michael Minnick(2)	—	—	5,821,875	90.0%
David Flowers(3)	—	—	—	—
Kenneth West(3)	—	—	—	—
Kristen O’Hara(3)	—	—	—	—
Chris Rogers(3)	—	—	—	—
All director and executive officers as a group (7 individuals)	—	—	5,821,875	90.0%
CIIG Management LLC(2)	—	—	5,821,875	90.0%
Blackrock, Inc.(4)	1,940,625	7.50%	646,875	10.0%
ACM Alamosa (Cayman) Holdco LP(5)	1,940,625	7.50%	—	—
Magnetar Financial LLC(6)	1,940,616	7.50%	—	—
UBS O’Connor LLC(7)	1,800,000	6.96%	—	—
Avdolyan Albert Alikovich(8)	1,651,350	6.38%

(1)	Such shares are convertible into shares of Class A common stock on a one-for-one basis, subject to adjustment.

(2)	The holder of record of the Company’s Class B common stock, which are automatically convertible into shares of the Company’s Class A common stock at the time of the initial business combination is CIIG Management LLC, our sponsor. F. Peter Cuneo, Gavin Cuneo and Michael Minnick are managing members of the sponsor. As such, they may be deemed to have or share voting and dispositive power of the Class B common stock held directly by the sponsor.

(3)	Each of these individuals holds an interest in our sponsor. Each such person disclaims any beneficial ownership of the reported shares other than to the extent of any pecuniary interest they may have therein, directly or indirectly.

(4)	Pursuant to a Schedule 13G filed by Blackrock, Inc. (“Blackrock”) with the SEC on February 10, 2020, as amended on February 8, 2021, Blackrock has the sole voting and sole dispositive power over the shares reported therein. The business address of Blackrock is 55 East 52nd Street, New York, NY 10055.

(5)	Pursuant to a Schedule 13G filed by ACM Alamosa (Cayman) Holdco LP (“ACM”) with the SEC on December 20, 2019, ACM has the sole power to vote or to direct the vote of these shares. ACM’s business address is 780 Third Avenue, 27th Floor, New York, NY 10017.

(6)	Pursuant to a Schedule 13G filed by Magnetar Financial LLC (“Magnetar Financial”) with the SEC on February 12, 2021, the shares relate to the shares of Class A common stock held for Magnetar Constellation Master Fund, Ltd (“Constellation Master Fund”), Magnetar Constellation Fund II, Ltd (“Constellation Fund”), Magnetar Xing He Master Fund Ltd (“Xing He Master Fund”), Magnetar SC Fund Ltd (“SC Fund”), and Magnetar Structured Credit Fund, LP (“Structured Credit Fund”), all Cayman Islands exempted companies except for Structured Credit Fund which is a Delaware limited partnership (collectively, the “Magnetar Funds”). Magnetar Financial serves as the investment adviser to the Magnetar Funds, and as such, Magnetar Financial exercises voting and investment power over the shares of Class A common stock held for the Magnetar Funds’ accounts. Magnetar Capital Partners serves as the sole member and parent holding company of Magnetar Financial. Supernova Management LLC is the general partner of Magnetar Capital Partners LP. The manager of Supernova Management LLC is Mr. Alec N. Litowitz. The business address of each of the entities and individuals named herein is: 1603 Orrington Avenue, 13th Floor, Evanston, Illinois 60201.

(7)	Pursuant to a Schedule 13G filed by UBS O’Conner LLC (“UBS”) with the SEC on February 13, 2020, UBS serves as the investment manager to (i) Nineteen77 Global Multi-Strategy Alpha Master Limited (“GLEA”) and (ii) Nineteen77 Global Merger Arbitrage Master Limited (“OGMA”). In such capacity, UBS exercises voting and investment power over the shares of common stock held for the account of GLEA and OGMA. The reporting person is a registered investment adviser under Section 203 of the Investment Advisers Act of 1940, as amended. As a result, UBS may be deemed to have beneficial ownership (as determined under Section 13(d) of the Exchange Act) of the shares of common stock held for the account of GLEA and OGMA. The principal business address of the individuals and entities named herein is One North Wacker Drive, 32nd Floor, Chicago, Illinois 60606.

(8)	Pursuant to a Schedule 13G filed by Avdolyan Albert Alikovich (“Mr. Avdolyan”) with the SEC on February 8, 2021, as amended February 11, 2021, Mr. Avdolyan has the sole power to vote or to direct the vote of these shares. Mr. Avdolyan’s business address is Residence Presnenskaya emb., 6 bld. 2, floor 39, Moscow, Russia 123317.

The table above does not include the shares of common stock underlying the private placement warrants or forward purchase securities held or to be held by our sponsor because these securities are not exercisable within 60 days of this report.

Changes in Control

For a more information on the Arrival Business Combination, see “Item 1. Business”

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

In September 2019, our sponsor acquired 5,750,000 founder shares for an aggregate purchase price of $25,000. Prior to the initial investment in the Company of $25,000 by our sponsor, the Company had no assets, tangible or intangible. In November 2019, we effected a stock dividend for 0.125 share for each share of Class B common stock outstanding, resulting in our sponsor holding an aggregate of 6,468,750 founder shares. In November 2019, our sponsor forfeited 646,875 founder shares and the direct anchor investors purchased 646,875 founder shares for an aggregate purchase price of approximately $2,500, or approximately $0.004 per share. The number of founder shares issued was determined based on the expectation that such founder shares would represent 20% of the outstanding shares upon completion of our initial public offering. The founder shares (including the Class A common stock issuable upon exercise thereof) may not, subject to certain limited exceptions, be transferred, assigned or sold by the holder.

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

No compensation of any kind, including finder’s and consulting fees, will be paid to our sponsor, officers and directors, or any of their respective affiliates, for services rendered prior to or in connection with the completion of an initial business combination, except that at the closing of our initial business combination, we may pay a customary financial consulting fee to IIG Holdings, or another affiliate of our sponsor, which will not be made from the proceeds of this offering held in the trust account prior to the completion of our initial business combination. We may pay such financial consulting fee in the event such party or parties provide us with specific target company, industry, financial or market expertise, as well as insights, relationships, services or resources that we believe are necessary in order to assess, negotiate and consummate an initial business combination. The amount of any such financial consulting fee we pay will be based upon the prevailing market for similar services for comparable transactions at such time, and will be subject to the review of our Audit Committee pursuant to the Audit Committee’s policies and procedures relating to transactions that may present conflicts of interest. However, these individuals will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our Audit Committee reviews on a quarterly basis all payments that were made to our sponsor, officers, directors or our or their affiliates and will determine which expenses and the amount of expenses that will be reimbursed. There is no cap or ceiling on the reimbursement of out-of-pocket expenses incurred by such persons in connection with activities on our behalf.

Our anchor investors have severally purchased an aggregate of $58,218,750 of units. Our indirect anchor investors severally purchased $19,406,250 of units. Further, each direct anchor investor has agreed with us that, if it does not own 543,375 public shares and 1,397,250 public shares (respectively) at the time of any stockholder vote with respect to an initial business combination or the business day immediately prior to the consummation of our initial business combination, it will transfer to our sponsor a pro rata portion of the 181,125 founder shares and 465,750 founder shares (respectively) it purchased such that the remaining founder shares it will own will be reduced to no less than 54,338 founder shares and 139,725 founder shares (respectively); in addition, each direct anchor investor is subject to any forfeiture of their founder shares on the same terms as the founder shares held by the sponsor, which forfeitures may be negotiated at the time of our initial business combination; provided, however, that neither direct anchor investor will be obligated to transfer to our sponsor any founder shares to the extent that their remaining number of founder shares would be less than 54,338 founder shares and 139,725 founder shares (respectively).

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

We have entered into a registration rights agreement with respect to the founder shares, private placement warrants, and warrants that may be issued upon conversion of working capital loans (and their respective component securities) and the shares of Class A common stock issuable upon exercise of the foregoing and upon conversion of the founder shares.

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

Director Independence

Nasdaq listing standards require that a majority of our board of directors be independent. An “independent director” is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship which in the opinion of the company’s board of directors, would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. Our board of directors has determined that Messrs. West, Flowers and Rogers and Ms. O’Hara are “independent directors” as defined in the Nasdaq listing standards and applicable SEC rules. Our Audit Committee is composed solely of independent directors meeting Nasdaq’s additional requirements applicable to members of the Audit Committee. Our independent directors have scheduled meetings at which only independent directors are present.

Item 14.	Principal Accountant Fees and Services.

The following is a summary of fees paid or to be paid to GT, for services rendered.

Audit Fees

Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided by GT in connection with regulatory filings. The aggregate fees billed by GT for professional services rendered for the audit of our annual financial statements, review of the financial information included in our required filings with the SEC for the year ended December 31, 2020 and for the period from September 19, 2019 (inception) through December 31, 2019 totaled $43,050 and $52,500, respectively. The above amounts include interim procedures and audit fees, as well as attendance at audit committee meetings.

Audit-Related Fees

Audit-related services consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. We did not pay GT for consultations concerning financial accounting and reporting standards for the year ended December 31, 2020 and for the period from September 19, 2019 (inception) through December 31, 2019.

Tax Fees

During the period from September 19, 2019 (inception) through December 31, 2019, GT did not render services to us for tax compliance, tax advice and tax planning, but did render such services to us for the year ended December 31, 2020. The aggregate tax fees paid to GT for such services for the fiscal years ended December 31, 2020 and December 31, 2019 was $44,100 and $0, respectively.

All Other Fees

We did not pay GT for other services for the year ended December 31, 2020 and for the period from September 19, 2019 (inception) through December 31, 2019.

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

All financial statement schedules are omitted because they are not applicable or the amounts are immaterial and not required, or the required information is presented in the financial statements and notes thereto in this Item 15 of Part IV below.

(3)	Exhibits

We hereby file as part of this Report the exhibits listed in the attached Exhibit Index. Exhibits which are incorporated herein by reference can be inspected and copied at the public reference facilities maintained by the SEC, 100 F Street, N.E., Room 1580, Washington, D.C. 20549. Copies of such material can also be obtained from the Public Reference Section of the SEC, 100 F Street, N.E., Washington, D.C. 20549, at prescribed rates or on the SEC website at www.sec.gov.

Item 16.	Form 10-K Summary.

Not applicable.

EXHIBIT INDEX

Exhibit No.	Description

1.1	Underwriting Agreement, dated December 12, 2019, by and among the Company and UBS and Barclays. (1)

2.1	Business Combination Agreement, dated as of November 18, 2020, by and among the Company, Arrival, Holdco and Merger Sub. (4)

3.1	Certificate of Incorporation. (2)

3.2	Amended and Restated Certificate of Incorporation. (1)

3.3	Bylaws. (2)

4.1	Warrant Agreement, dated December 12, 2019, by and between the Company and Continental, as warrant agent. (1)

4.2	Description of Securities. (3)

10.1	Investment Management Trust Agreement, dated December 12, 2019, by and between the Company and Continental, as trustee. (1)

10.2	Registration Rights Agreement, dated December 12, 2019, by and between the Company, the Sponsor and certain other stockholders of the Company. (1)

10.3	Letter Agreement, dated December 12, 2019, by and among the Company, its officers, its directors and the Sponsor. (1)

10.4	Letter Agreement, dated December 12, 2019, by and between the Company and its outside directors. (1)

10.5	Administrative Support Agreement, dated December 12, 2019, by and between the Company and the Sponsor. (1)

10.6	Securities Subscription Agreement, dated September 19, 2019, between the Company and the sponsor. (2)

10.7	Private Placement Warrant Purchase Agreement, dated December 12, 2019, by and between the Company and the sponsor. (1)

10.8	Form of Subscription Agreement, dated November 18, 2020, by and among the Company, Arrival, Holdco and the subscriber party set forth therein. (4)

10.9	Transaction Support Agreement, dated as of November 18, 2020, by and among Arrival, Holdco, the Company, the sponsor and certain investors in the Company. (4)

31.1	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).*

31.2	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).*

32.1	Certification of the Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.**

32.2	Certification of the Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.**

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema*

101.CAL	XBRL Taxonomy Calculation Linkbase*

101.LAB	XBRL Taxonomy Label Linkbase*

101.PRE	XBRL Definition Linkbase Document*

101.DEF	XBRL Definition Linkbase Document*

*	Filed herewith

**	Furnished herewith

(1)	Incorporated by reference to the Company’s Form 8-K, filed with the SEC on December 17, 2019.
(2)	Incorporated by reference to the Company’s Form S-1, originally filed with the SEC on November 22, 2019 (File No. 333-235158), as amended.
(3)	Incorporated by reference to the Company’s Form 10-K, filed with the SEC on March 27, 2020.
(4)	Incorporated by reference to the Company’s Form 8-K, filed with the SEC on November 18, 2020.

CIIG MERGER CORP.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

CIIG Merger Corp.

Opinion on the financial statements

We have audited the accompanying balance sheets of CIIG Merger Corp. (the “Company”) as of December 31, 2020 and 2019, the related statements of operations, changes in stockholders’ equity, and cash flows for the year ended December 31, 2020 and for the period from September 19, 2019 (inception) through December 31, 2019. In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for the year ended December 31, 2020 and for the period from September 19, 2019 (inception) through December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

Basis for opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ GRANT THORNTON LLP

We have served as the Company’s auditor since 2019.

Philadelphia, Pennsylvania

February 12, 2021

CIIG MERGER CORP.
BALANCE SHEET

	December 31,
	2020	2019

ASSETS
Current assets
Cash and cash equivalents	$371,149	$1,586,330
Prepaid expenses	73,333	—
Total Current Assets	444,482	1,586,330

Cash and marketable securities held in Trust Account	259,865,172	258,890,370
Total Assets	$260,309,654	$260,476,700

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$5,093,599	$90,753
Accrued offering costs	—	40,000
Income tax payable	190,408	17,500
Total Current Liabilities	5,284,007	148,253

Deferred underwriting fee payable	9,056,250	9,056,250
Total Liabilities	14,340,257	9,204,503

Commitments

Common stock subject to possible redemption, 24,025,448 and 24,620,955 shares at redemption value at December 31, 2020 and 2019, respectively	240,969,395	246,272,190

Stockholders’ Equity
Preferred stock, $0.0001 par value; 1,000,000 shares authorized, none issued and outstanding	—	—
Class A common stock, $0.0001 par value; 100,000,000 shares authorized; 1,849,552 and 1,254,045 shares issued and outstanding (excluding 24,025,448 and 24,620,955 shares subject to possible redemption) at December 31, 2020 and 2019, respectively	185	125
Class B common stock, $0.0001 par value; 10,000,000 shares authorized; 6,468,750 shares issued and outstanding at December 31, 2020 and 2019	647	647
Additional paid-in capital	10,270,879	4,968,144
(Accumulated deficit) Retained earnings	(5,271,709)	31,091
Total Stockholders’ Equity	5,000,002	5,000,007
Total Liabilities and Stockholders’ Equity	$260,309,654	$260,476,700

The accompanying notes are an integral part of the financial statements.

CIIG MERGER CORP.
STATEMENT OF OPERATIONS

	Year Ended December 31,	For the Period from September 19, 2019 (Inception) Through December 31,
	2020	2019

Operating expenses	$6,220,070	$91,779
Loss from operations	(6,220,070)	(91,779)

Other income:
Interest earned on marketable securities held in Trust Account	1,107,693	140,370

(Loss) income before provision for income taxes	(5,112,377)	48,591
Provision for income taxes	(190,423)	(17,500)
Net (loss) income	$(5,302,800)	$31,091

Weighted average shares outstanding of Class A redeemable common stock	25,875,000	25,875,000
Basic and diluted net income per common share, Class A	$0.03	$0.00

Weighted average shares outstanding of Class B non-redeemable common stock	6,468,750	6,468,750
Basic and diluted net (loss) income per common share, Class B	$(0.93)	$0.01

The accompanying notes are an integral part of the financial statements.

CIIG MERGER CORP.
STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

	Class A		Class B		Additional		Total
	Common Stock		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance – September 19, 2019 (inception)	—	$—	—	$—	$—	$—	$—

Issuance of Class B common stock to Sponsor	—	—	6,468,750	647	24,353	—	25,000

Forfeiture of Class B common stock to Sponsor	—	—	(646,875)	(65)	65	—	—

Issuance of Class B common stock to Direct Anchor Investors	—	—	646,875	65	2,435	—	2,500

Sale of 25,875,000 Units, net of underwriting discounts and offering expenses	25,875,000	2,587	—	—	244,036,019	—	244,038,606

Sale of 7,175,000 Placement Warrants	—	—	—	—	7,175,000	—	7,175,000

Class A common stock subject to possible redemption	(24,620,955)	(2,462)	—	—	(246,269,728)	—	(246,272,190)

Net income			—	—	—	31,091	31,091

Balance – December 31, 2019	1,254,045	125	6,468,750	647	4,968,144	31,091	5,000,007

Change in value of Class A common stock subject to possible redemption	595,507	60	—	—	5,302,735	—	5,302,795

Net loss	—	—	—	—	—	(5,302,800)	(5,302,800)

Balance – December 31, 2020	1,849,552	$185	6,468,750	$647	$10,270,879	$(5,271,709)	$5,000,002

The accompanying notes are an integral part of the financial statements.

CIIG MERGER CORP.
STATEMENT OF CASH FLOWS

	Year Ended December 31,	For the Period from September 19, 2019 (Inception) Through December 31,
	2020	2019

Cash Flows from Operating Activities:
Net income (loss)	$(5,302,800)	$31,091
Adjustments to reconcile net income (loss) to net cash and cash equivalents used in operating activities:
Interest earned on marketable securities held in Trust Account	(1,107,693)	(140,370)
Changes in operating assets and liabilities:
Prepaid expenses	(73,333)	—
Accounts payable and accrued expenses	5,002,846	90,753
Income taxes payable	172,908	17,500
Net cash and cash equivalents used in operating activities	(1,308,072)	(1,026)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	—	(258,750,000)
Cash withdrawn from Trust Account to pay franchise and income taxes	132,891	—
Net cash and cash equivalents provided by (used in) investing activities	132,891	(258,750,000)

Cash Flows from Financing Activities:
Proceeds from issuance of Class B common stock to Sponsor	—	27,500
Proceeds from sale of Units, net of underwriting discounts paid	—	253,575,000
Proceeds from sale of Placement Warrants	—	7,175,000
Proceeds from promissory note – related party	—	156,000
Repayment of promissory note – related party	—	(181,000)
Payment of offering costs	(40,000)	(415,144)
Net cash and cash equivalents (used in) provided by financing activities	(40,000)	260,337,356

Net Change in Cash and Cash Equivalents	(1,215,181)	1,586,330
Cash and Cash Equivalents – Beginning	1,586,330	—
Cash and Cash Equivalents – Ending	$371,149	$1,586,330

Supplemental cash flow information:
Cash paid for income taxes	$29,924	$—

Non-cash investing and financing activities:
Initial classification of Class A common stock subject to possible redemption	$—	$246,240,010
Change in value of Class A common stock subject to possible redemption	$(5,302,795)	$32,180
Offering costs included in accrued offering costs	$—	$40,000
Payment of offering costs through promissory notes - related party	$—	$25,000

The accompanying notes are an integral part of the financial statements.

CIIG MERGER CORP.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2020

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

As of December 31, 2020, the Company had not commenced any operations. All activity through December 31, 2020 relates to the Company’s formation, the initial public offering (“Initial Public Offering”), which is described below, and identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

The registration statement for the Company’s Initial Public Offering was declared effective on December 12, 2019. On December 17, 2019, the Company consummated the Initial Public Offering of 25,875,000 units (the “Units” and, with respect to the shares of Class A common stock included in the Units sold, the “Public Shares”), which includes the full exercise by the underwriters of their over-allotment option in the amount of 3,375,000 Units, at $10.00 per Unit, generating gross proceeds of $258,750,000.

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
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2020

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

CIIG MERGER CORP.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2020

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

Liquidity

As of December 31, 2020, the Company had $371,149 in its operating bank accounts, $259,865,172 in securities held in the Trust Account to be used for a Business Combination or to repurchase or redeem its common stock in connection therewith and working capital deficit of $4,026,644, which excludes prepaid income taxes and franchise and income taxes payable as the net amounts can be paid from the interest earned in the Trust Account. As of December 31, 2020, approximately $1,115,000 of the amount on deposit in the Trust Account represented interest income, which is available to pay the Company’s tax obligations.

Until the consummation of a Business Combination, the Company will be using the funds not held in the Trust Account for identifying and evaluating prospective acquisition candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to acquire, and structuring, negotiating and consummating the Business Combination.

The Company will need to raise additional capital through loans or additional investments from its Sponsor, stockholders, officers, directors, or third parties. The Company’s officers, directors and Sponsor may, but are not obligated to, loan the Company funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs. Accordingly, the Company may not be able to obtain additional financing. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all.

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

CIIG MERGER CORP.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2020

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. At December 31, 2020 cash equivalents, consisting of money market funds, amounted to $356,360. The Company did not have any cash equivalents as of December 31, 2019.

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Share of Class A common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, Class A common stock subject to possible redemption is presented as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheets.

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2020 and 2019. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

CIIG MERGER CORP.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2020

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

The Company’s statement of operations includes a presentation of income per share for common shares subject to possible redemption in a manner similar to the two-class method of income per share. Net income per common share, basic and diluted, for Class A redeemable common stock is calculated by dividing the interest income earned on the Trust Account (net of applicable franchise and income taxes of approximately $391,000 and $75,000 during the year ended December 31, 2020 and for the period from September 19, 2019 (inception) through December 31, 2019, respectively), by the weighted average number of Class A redeemable common stock outstanding since original issuance. Net income per common share, basic and diluted, for Class B non-redeemable common stock is calculated by dividing the net income, less income attributable to Class A redeemable common stock, by the weighted average number of Class B non-redeemable common stock outstanding for the period. Class B non-redeemable common stock includes the Founder Shares as these shares do not have any redemption features and do not participate in the income earned on the Trust Account.

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

Fair Value of Financial instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement,” approximates the carrying amounts represented in the accompanying balance sheets, primarily due to their short-term nature.

Recently Issued Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.

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
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2020

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

The Founder Shares included an aggregate of up 843,750 shares subject to forfeiture to the extent that the underwriters’ over-allotment option was not exercised in full or in part, so that the initial stockholders would own, on an as-converted basis, 20% of the Company’s issued and outstanding shares after the Initial Public Offering. As a result of the underwriters’ election to fully exercise their over-allotment option, 843,750 Founder Shares are no longer subject to forfeiture.

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

Administrative Support Agreement

The Company entered into an agreement, commencing on December 13, 2019 through the earlier of the Company’s consummation of a Business Combination and its liquidation, to pay an affiliate of the Sponsor a total of $10,000 per month for office space, utilities and secretarial and administrative support. For the year ended December 31, 2020 and for the period from September 19, 2019 (inception) through December 31, 2019, the Company incurred $120,000 and $10,000, respectively, in fees for these services, of which $5,806 are included in accounts payable and accrued expenses in the accompanying balance sheets as of December 31, 2020 and 2019.

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
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2020

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

Business Combination Agreement

On November 18, 2020, the Company, Arrival S.à r.l., a limited liability company (“Arrival”), Arrival Group, a newly-formed joint stock company (“Holdco”) and ARSNL Merger Sub Inc., a newly-formed Delaware corporation (“Merger Sub”) entered into a Business Combination Agreement (the “Business Combination Agreement”), pursuant to which (i) the existing ordinary and preferred shareholders of Arrival has each concurrently entered into separate exchange agreements (the “Exchange Agreements”) to contribute their respective equity interests in Arrival to Holdco in exchange for ordinary shares of Holdco (“Holdco Ordinary Shares”) (the “Share Exchanges”) and (ii) following the Share Exchanges, the Company will merge with and into Merger Sub, with the Company surviving such merger as a direct wholly owned subsidiary of Holdco (the “Merger”) and all shares of the Company’s common stock will be exchanged for Holdco Ordinary Shares as set forth in the Business Combination Agreement. The Company and Arrival will become direct wholly-owned subsidiaries of Holdco (together with the Share Exchanges, the Merger and amongst other transactions, the “Transactions”).

The Transactions will be consummated subject to the deliverables and provisions as further described in the Business Combination Agreement.

NOTE 7. STOCKHOLDERS’ EQUITY

Preferred Stock—The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At December 31, 2020 and 2019, there were no shares of preferred stock issued or outstanding.

Class A Common Stock—The Company is authorized to issue 100,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. At December 31, 2020 and 2019, there were 1,849,552 and 1,254,045 shares of Class A common stock issued or outstanding, excluding 24,025,448 and 24,620,955 shares of Class A common stock subject to possible redemption, respectively.

CIIG MERGER CORP.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2020

Class B Common Stock—The Company is authorized to issue 10,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of Class B common stock are entitled to one vote for each share. At December 31, 2020 and 2019, there were 6,468,750 shares of Class B common stock issued and outstanding.

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
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2020

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

CIIG MERGER CORP.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2020

NOTE 8. INCOME TAX

The Company’s net deferred tax asset at December 31, 2020 and 2019 is as follows:

	December 31,	December 31,
	2020	2019
Deferred tax assets
Startup/Organization Expenses	$1,271,319	$7,296
Total deferred tax assets	1,271,319	7,296
Valuation Allowance	(1,271,319)	(7,296)
Deferred tax asset, net of allowance	$—	$—

The income tax provision for the year ended December 31, 2020 and for the period from September 19, 2019 (inception) through December 31, 2019 consists of the following:

	December 31,	December 31,
	2020	2019
Federal
Current	$190,423	$17,500
Deferred	(1,264,023)	(7,296)

State and Local
Current	—	—
Deferred	—	—

Change in valuation allowance	1,264,023	7,296
Income tax provision	$190,423	$17,500

As of December 31, 2020 and 2019, the Company did not have any U.S. federal and state net operating loss carryovers available to offset future taxable income.

In assessing the realization of the deferred tax assets, management considers whether it is more likely than not that some portion of all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. After consideration of all of the information available, management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance. For the year ended December 31, 2020 and 2019, the change in the valuation allowance was $1,264,023 and $7,296, respectively.

A reconciliation of the federal income tax rate to the Company’s effective tax rate at December 31, 2020 and 2019 is as follows:

	December 31, 2020	December 31, 2019

Statutory federal income tax rate	21.0%	21.0%
State taxes, net of federal tax benefit	0.0%	0.0%
Change in valuation allowance	(24.7)%	15.0%
Income tax provision	(3.7)%	36.0%

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

CIIG MERGER CORP.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2020

At December 31, 2020, assets held in the Trust Account were comprised of $1,160 in cash and $259,864,012 in U.S. Treasury Bills. At December 31, 2019, assets held in the Trust Account were comprised of $388 in cash and $258,889,982 in U.S. Treasury Bills. During the year ended December 31, 2020, the Company withdrew $132,891 of interest earned on the Trust Account to pay for its franchise and income taxes.

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

The gross holding losses and fair value of held-to-maturity securities at December 31, 2020 and 2019 are as follows:

	Held-To-Maturity	Amortized Cost	Gross Holding (Loss) Gains	Fair Value
December 31, 2020	U.S. Treasury Securities (Mature on 2/18/2021)	$259,864,012	$197	$259,864,209
December 31, 2019	U.S. Treasury Securities (Matured on 3/19/2020)	$258,889,982	$29,633	$258,919,615

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

NOTE 10. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

February 12, 2021	CIIG Merger Corp.

	By:	/s/ F. Peter Cuneo
Name: F. Peter Cuneo Title: Chief Executive Officer and Chairman (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ F. Peter Cuneo	Chief Executive Officer and Chairman	February 12, 2021
F. Peter Cuneo	(Principal Executive Officer)

/s/ Gavin Cuneo	Chief Operating Officer and Director	February 12, 2021
Gavin Cuneo	(Principal Financial and Accounting Officer)

/s/ Michael Minnick	Chief Investment Officer and Director	February 12, 2021
Michael Minnick

/s/ David Flowers	Director	February 12, 2021
David Flowers

/s/ Kenneth P. West	Director	February 12, 2021
Kenneth P. West

/s/ Kristen M. O’Hara	Director	February 12, 2021
Kristen M. O’Hara

/s/ Chris Rogers	Director	February 12, 2021
Chris Rogers